Form 10-K
period 1993-12-31
CLIFFS DRILLING CO
filed 1994-03-07
CIK 831964

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER 0-16703
                            CLIFFS DRILLING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     76-0248934
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
         1200 SMITH STREET, SUITE 300                             77002
                HOUSTON, TEXAS
                                                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (713) 651-9426
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

                $2.3125 Convertible Exchangeable Preferred Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No / /
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates, as of March 3, 1994, was $48,979,429. All executive officers and directors of the Registrant are treated as if they may be deemed affiliates of the Registrant.

     Number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 3, 1994, was 4,458,104.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                         REFERENCED IN THIS
                              DOCUMENTS                                        REPORT
- ---------------------------------------------------------------------- ----------------------
Certain portions of the Registrant's definitive proxy statement for
  the 1994 Annual Meeting of Shareholders                                     Part III

                   (Exhibit Index Located on Pages 61 to 64)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                         PAGE
                                                                                         -----
PART I
1. and 2.      Business and Properties..................................................    2
               General..................................................................    2
               Recent Developments......................................................    2
               Industry Conditions and Company Strategy.................................    3
               Contract Drilling and MOPU Operations....................................    4
               Oil and Gas Operations...................................................    9
               Environmental Controls...................................................   13
               Government Regulation....................................................   14
               Risks and Insurance......................................................   14
               Employees................................................................   15
               Other Properties.........................................................   15
3.             Legal Proceedings........................................................   15
4.             Submission of Matters to a Vote of Security Holders......................   16
PART II
5.             Market for Registrant's Common Equity and Related Stockholder Matters....   16
6.             Selected Financial Data..................................................   18
7.             Management's Discussion and Analysis of Financial Condition and Results
                 of Operations..........................................................   19
8.             Financial Statements and Supplementary Data..............................   25
9.             Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.............................................................   25
PART III
10.            Directors and Executive Officers of the Registrant.......................   26
11.            Executive Compensation...................................................   26
12.            Security Ownership of Certain Beneficial Owners and Management...........   26
13.            Certain Relationships and Related Transactions...........................   26
PART IV
14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   26
SIGNATURES..............................................................................   28

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cliffs Drilling Company (the "Company") is an international oil service and engineering company. The Company is engaged in daywork and turnkey drilling services and the operation of mobile offshore production units ("MOPUs"). MOPUs are offshore production systems, usually converted jack-up rigs from which the drilling equipment is removed and production equipment is installed, and, like jack-up rigs and other mobile drilling rigs, are moveable and re-usable. The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela and Mexico.

     The Company (including its predecessors) has been in the contract drilling business since 1978. Recognizing the economic conditions which have adversely affected the domestic contract drilling business, the Company undertook a strategic plan in 1989 to diversify its scope of operations beyond the traditional domestic daywork contract drilling markets. To achieve its strategic objective, the Company continued its emphasis on turnkey drilling operations, expanded its well engineering and management services, became a leader in the development and operation of MOPUs, pursued foreign drilling and production opportunities, and sold a majority of its land rigs. In addition, the Company sold its four inland posted barge drilling rigs effective January 1, 1993. As a result of the implementation of this strategy, the Company is no longer dependent on the highly competitive U.S. daywork drilling market and has positioned itself as a niche player in higher margin segments of drilling and production operations. In 1991, the Company contracted 2 jack-up rigs and 2 land rigs to work in Venezuela, and in addition, purchased 3 jack-up rigs and converted them to MOPUs. The 3 MOPUs are contracted to Dresser-Rand Company ("Dresser-Rand"), with an aggregate dayrate of $52,500, and are being used as portable compression units ("portacompressors") in Lake Maracaibo, Venezuela. The Company purchased 5 jack-up drilling rigs during the fourth quarter of 1992. The Company converted 2 of the 5 rigs to MOPUs during 1993, is using one unit as a mobile offshore supply unit in the Bay of Campeche, Mexico, has mobilized another rig for turnkey drilling operations in the Bay of Tampico, Mexico, and presently expects to bareboat charter the remaining unit to a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company currently owns and operates 3 offshore jack-up rigs, 6 land rigs and 8 MOPUs.

     Prior to June 21, 1988, the Company was a wholly-owned subsidiary of Cleveland-Cliffs Inc ("Cleveland"). On such date, as a part of a corporate restructuring of Cleveland, all of the shares of Common Stock of the Company were distributed to the shareholders of Cleveland (the "Distribution"). The Company was incorporated in Delaware on April 14, 1988 to own the contract drilling and oil and gas businesses previously conducted by Cliffs Resources, Inc., a wholly-owned subsidiary of Cleveland formerly named "Cliffs Drilling Company". In connection with the Distribution, all of the assets and liabilities of Cliffs Resources, Inc. (except intercompany indebtedness owed to Cleveland) were transferred to and assumed by the Company. In this document the term "Company" includes Cliffs Drilling Company, its subsidiaries and its predecessors as if the Company had been in existence since 1978. The term "Cleveland" includes any subsidiary or any predecessor of Cleveland-Cliffs Inc.

RECENT DEVELOPMENTS

     The Company was the successful bidder for 10 wells to be drilled on a turnkey basis in Venezuela and Mexico which should generate approximately $50 million in revenues to the Company upon successful completion of the contracts during 1994 and 1995. A total of 6 wells to be drilled for Corpoven, S.A. ("Corpoven") are estimated to generate approximately $36 million in revenues. The Company will mobilize 2 idle land drilling rigs to Eastern Venezuela during the first quarter of 1994 to drill these wells, which are expected to be completed over the next fifteen to eighteen months. An additional award of 2 turnkey contract packages by Petroleos de Mexico S.A. ("PEMEX") to Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture among Cliffs Drilling International, Inc., a wholly owned subsidiary of the Company, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A., de C.V. for the drilling of a total of 4 wells in the Bay of Campeche and the Bay of Tampico is estimated to generate $42 million in revenues, the Company's share of which approximates $14 million. The Company has mobilized an idle jack-up drilling rig to the Bay of Tampico to drill 2 of the 4 wells. All 4 wells are expected to be completed during 1994.

     In the fourth quarter of 1993, the Company began providing well engineering and management services to Corpoven for the 2 land drilling rigs currently operating under daywork contracts for Corpoven. The Company will provide these services to Corpoven for a third drilling rig which commenced daywork operations during the first quarter of 1994. Under this arrangement, the Company is responsible for well design and well site supervision. The Company provided similar well engineering and management services for a major oil and gas company in the domestic market during 1993.

     The Company has received a commitment from Internationale Nederlanden (U.S.) Capital Corporation ("INCC"), formerly International Nederlanden Bank N.V., to amend the terms of its working capital credit facility. The $10 million working capital credit facility will be converted to a $20 million revolving line of credit, subject to certain borrowing base limitations. The revolving line of credit will mature on January 1, 1996.

INDUSTRY CONDITIONS AND COMPANY STRATEGY

     Demand for the Company's services depends primarily upon the level of spending by oil and gas companies for exploration, development and production activities. Significant increases in foreign exploration and production activity have resulted in a gradual improvement in the market for oilfield services which began in the late 1980's; however, energy industry spending for U.S. exploration and production activities has been reduced by volatility in oil prices and depressed natural gas prices. As a result, activity in the contract drilling industry and related oil service businesses has been severely depressed since 1982, which has resulted in an oversupply of drilling equipment, decreased rig utilization, declining dayrates and intense competition for drilling contracts.

     Recognizing the economic conditions which have adversely affected the domestic contract drilling business, the Company undertook a strategic plan in 1989 to diversify its scope of operations beyond the traditional domestic daywork contract drilling market. The Company's management adopted a proactive approach to identify, develop and exploit several market segments which the Company believes provide higher margins and more reliable operating income and cash flow than the traditional domestic daywork drilling contract market. As a result of its actions, the Company is now positioned in 4 different business segments. See Note 15 of Notes to Consolidated Financial Statements.

     Daywork Drilling. In response to the downturn in the domestic daywork drilling contract activity, the Company sold 10 of its 16 land rigs in 1989, deployed 2 jack-up rigs and 2 land rigs to Venezuela in 1991 to work under daywork drilling contracts and stacked its 4 barge drilling rigs in 1991 and 1992 in order to reduce operating costs prior to selling the 4 barge rigs effective January 1, 1993. The Company has mobilized another domestic land drilling rig to Venezuela to work under a daywork drilling contract for a three-year term commencing in the first quarter of 1994. The Company has mobilized an idle domestic jack-up drilling rig to the Bay of Tampico, Mexico to drill 2 wells for CNCTI during 1994.

     Turnkey Drilling. Turnkey drilling has been a key element in the Company's long-term strategy since 1982. The Company believes that its downhole engineering expertise, extensive operating experience, veteran personnel and risk management capabilities have allowed the Company to reduce the risks inherent in turnkey drilling operations. From 1982 through December 31, 1993, the Company completed 227 turnkeys with aggregate revenues of $511.9 million, direct income before depreciation and allocated overhead of $78.7 million, and operating income of $45.2 million. In recent years, the turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. The Company believes its expertise has enabled it to be more selective in its turnkey drilling operations and to achieve profitable turnkey drilling operating results.

     MOPU Operations. Since 1989, the Company has emphasized the development and operation of MOPUs, which represent a growing source of revenues to the Company with minimal operating cost requirements and higher profit margins. The conversion of offshore drilling rigs into MOPUs has become one of the attractive niches in which the Company has diversified its operations. The Company also believes that its engineering expertise and experience with MOPUs give it a competitive advantage which will allow the Company to take advantage of opportunities in both domestic and foreign markets. The Company converted 2 additional jack-up drilling rigs to MOPUs during 1993. One of the new MOPUs is operating under contract in the Gulf of Mexico and the other is currently being marketed.

     Oil and Gas. The Company generates additional cash flow in conjunction with marketing its turnkey contract drilling operations by participating in oil and gas exploration and development activities through its contract drilling support ("CDS") program. This strategy has been instrumental in increasing the Company's contract drilling operations and has enabled the Company to participate in the exploration and development of oil and gas. Since 1986, the Company has invested $29.9 million in oil and gas operations, resulting in $6.1 million of operating income from the drilling of associated wells and $16.7 million of net revenues from the production of oil and gas. At December 31, 1993, the Company had $8.0 million of estimated future net revenue from production of the remaining proved reserves. The Company has begun to de-emphasize its CDS program due to marginal financial performance of the segment in recent years. See Note 18 of Notes to Consolidated Financial Statements.

CONTRACT DRILLING AND MOPU OPERATIONS

     Daywork Drilling. The Company currently owns and operates 9 drilling rigs, consisting of 6 land drilling rigs and 3 jack-up drilling rigs. Two of the Company's jack-up drilling rigs are working for Maraven, S.A. ("Maraven") in Lake Maracaibo, Venezuela and are capable of drilling to depths of 25,000 feet. Both units are cantilevered, which allows for extension of a portion of the drilling rig platform over fixed production platforms, and are equipped with "top drive" drilling systems. The contracts for these rigs expire on March 9, 1994 and March 15, 1994, respectively. The Company is currently renegotiating these contracts. No assurance can be given that the contracts will be renewed, or if renewed, at rates comparable to those received in 1993. If the contracts are not renewed, Maraven is required to demobilize the rigs to the U.S. Gulf of Mexico. The Company will operate a third jack-up drilling rig in the Bay of Tampico, Mexico during 1994. The rig is a mat-supported unit capable of drilling to a depth of 20,000 feet. The rig is under contract to CNCTI, a joint venture in which the Company has a one-third ownership percentage, for the duration of drilling a 2 well package awarded CNCTI by PEMEX. The Company's land rig fleet consists of 3 diesel/electric rigs and 3 mechanical rigs, all of which are capable of drilling to a depth of 25,000 feet. During the second quarter of 1991, 2 of these land rigs commenced operations under contracts with Corpoven in eastern Venezuela. These contracts expire in September, 1995. Three additional land rigs, one of which is contracted on a daywork basis for a three-year term with Corpoven, and 2 of which will drill each of 2 turnkey packages for Corpoven, will commence drilling operations in Venezuela during 1994.

     Under daywork drilling contracts, the Company provides a drilling rig with required personnel to the operator, who supervises the drilling of the contracted well. Compensation to the Company is based on a negotiated rate per day that the rig is utilized. Daywork drilling contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork drilling contract, the Company generally bears no part of the costs due to downhole losses (such as time delays for various reasons, including stuck drill stem and blowout).

     Most of the Company's drilling contracts are obtained through competitive bids. Generally, domestic drilling contracts are for a single well while foreign drilling contracts are for multiple wells, with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts typically obligate the Company to pay certain operating expenses, including wages of drilling personnel, maintenance expenses, incidental rig supplies, equipment and local office facilities. Domestic drilling contracts are typically subject to termination by the customer on short notice, usually upon payment of a fee. Foreign drilling contracts generally require longer notice periods for termination and also may require that the customer pay to the Company demobilization expenses to redeliver the rig to the United States Gulf of Mexico.

     Turnkey Drilling. Under a turnkey drilling contract, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. In addition, the Company provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. On a turnkey well, the Company from time to time operates rigs subcontracted from other drilling contractors on a dayrate basis. The Company also subcontracts substantially all of the related services and manages the drilling process. The risks to the Company on a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, stuck drill stem, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. The Company employs a technically proficient and experienced engineering staff that examines the available seismic, geologic and drilling data to identify and minimize many of the drilling risks assumed by the Company. The Company believes that the application of this expertise allows it to evaluate the risks of a proposed contract and bid accordingly. When possible, the Company seeks fixed price contracts from its subcontractors to minimize or eliminate cost fluctuations. The Company also maintains insurance coverage against certain drilling hazards. See "Business and Properties -- Risks and Insurance."

     The Company completed 12 turnkey drilling contracts for the year ended December 31, 1992, and 6 turnkey drilling contracts for the year ended December 31, 1993, with revenues of $37.0 million and $17.0 million, respectively. Two of the turnkey contracts completed in 1993 related to the Company's interest in CNCTI. These 2 turnkey contracts were accounted for under the equity method in the Company's consolidated financial statements. See Note 5 of Notes to Consolidated Financial Statements. One turnkey drilling contract has been completed since December 31, 1993 with contract revenues of $2.3 million. The Company, through its interest in CNCTI, currently has 3 turnkey drilling contracts in progress with contract revenues of $10.6 million.

     MOPU Operations. The Company currently owns 8 MOPUs capable of operating in both domestic and foreign waters. Included in the 8 MOPUs are 4 of the 5 jack-up drilling rigs which the Company purchased during the fourth quarter of 1992. The Company converted 2 of the 5 rigs to MOPUs, is using one unit as a supply unit in the Bay of Campeche, Mexico, and presently expects to bareboat charter the other unit to a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company's MOPUs are jack-up rigs which have been modified to accommodate production or compression, rather than drilling, equipment. During the fourth quarter of 1991, the Company acquired 3 jack-up drilling rigs and converted the rigs to MOPUs to be used as portable compression units. Each of these units is now operating in Lake Maracaibo, Venezuela in the final year of two-year contracts with Dresser-Rand. The contracts for each of the 3 MOPUs in Venezuela are subject to early termination upon exercise by the charterer of certain purchase options. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". Another of the Company's MOPUs, the MARLIN NO. 4, recently completed the final year of a three-year dayrate contract in the Gulf of Mexico. The MOPU is currently on a month-to-month contract. The MARLIN NO. 3, which was in the first year of a three-year dayrate contract in the Gulf of Mexico, was declared a constructive total loss as a result of damage sustained in Hurricane Andrew during August, 1992. The Company was awarded a contract with Union Pacific Resources Corporation to replace MARLIN NO. 3 with a newly converted MOPU which commenced operations in July, 1993 for a three-year term. Another MOPU converted during 1993 is currently being marketed.

     MOPU contracts are generally on a dayrate basis and are normally long-term, either for a period of years or a period of time sufficient to obtain the economic production from an offshore oil and gas field or wells within such field. It is not unusual for such contracts to contain renewal provisions at the option of the customer. Under such contracts, the Company is generally responsible for maintenance, operation and repair of the MOPU hull structure. The Company is generally not responsible for risk of pollution or for damage to or replacement of the customer's production equipment, although the Company generally is responsible for damage to its production equipment. The Company maintains insurance coverage against risk of damage to or loss of the MOPUs and related equipment as is customary in the industry. See "Business and Properties -- Risk and Insurance."

     In August, 1992, Hurricane Andrew caused substantial damage to drilling and production equipment in the Gulf of Mexico. As a result, governmental agencies such as the Minerals Management Service and the U.S. Coast Guard, as well as classification societies such as the American Bureau of Shipping, may implement new and higher standards for MOPUs operating in the Gulf of Mexico. See "Business and Properties -- Government Regulation."

     Revenues from the Company's MOPU operations were $21.7 million, $9.2 million and $2.2 million for the fiscal years ended 1993, 1992, and 1991, respectively, with operating income margins during the same periods of 63%, 70%, and 74%, respectively.

     Utilization. The Company's rigs are inactive from time to time. Historically, the drilling industry reaches its peak level of activity during the period October through January. At December 31, 1993, 8 of the Company's 9 drilling rigs were either under contract or preparing for contracts and only one was stacked. In addition, 6 of the Company's MOPUs were under contract, one was being marketed, and one was stacked. In order to reduce the losses incurred in domestic daywork drilling operations, the Company stacked and discontinued marketing 2 of its inland posted barge rigs in the third quarter of 1991 and its 2 remaining inland posted barge rigs in the first quarter of 1992. After remaining stacked during the remainder of 1992, the 4 barge rigs were sold effective January 1, 1993. The Company believes that its stacking procedures minimize stacking and maintenance costs, and that one of its 2 stacked rigs could be placed in service with minimal cost and delay should it become attractive to do so.

     The following table provides information about the drilling rigs and MOPUs owned and operated by the Company as of December 31, 1993:

                                       RATED DEPTH
                             YEAR    ----------------        AREA OF            TYPE OF
    EQUIPMENT        TYPE    BUILT   WATER   DRILLING       OPERATION           CONTRACT                CUSTOMER
- ------------------ --------  -----   -----   --------   ------------------  ----------------  ----------------------------
DRILLING RIGS
    VENEZUELA
MARQUETTE......... Jack-up    1982   150'     25,000'   Lake Maracaibo      Term Daywork      Maraven
LASALLE........... Jack-up    1982   150'     25,000'   Lake Maracaibo      Term Daywork      Maraven
40................ Land       1980    N/A     25,000'   Eastern Venezuela   Term Daywork      Corpoven
43................ Land       1981    N/A     25,000'   Eastern Venezuela   Term Daywork      Corpoven
  UNITED STATES
28................ Land       1977    N/A     25,000'   Louisiana           Mobilization to   N/A
                                                                              Venezuela
30................ Land       1978    N/A     25,000'   Louisiana           Stacked           N/A
41................ Land       1981    N/A     25,000'   Louisiana           Mobilization to   N/A
                                                                              Venezuela
42................ Land       1981    N/A     25,000'   Louisiana           Mobilization to   N/A
                                                                              Venezuela
Cliffs No. 12..... Jack-up    1980   200'     20,000'   Gulf of Mexico      Mobilization to   N/A
                                                                              Mexico
 MOBILE OFFSHORE PRODUCTION UNITS
    VENEZUELA
LANGLEY........... MOPU       1965   350'      N/A      Lake Maracaibo      Term Daywork      Dresser-Rand
FRANKLIN.......... MOPU       1969   250'      N/A      Lake Maracaibo      Term Daywork      Dresser-Rand
FORRESTAL......... MOPU       1971   350'      N/A      Lake Maracaibo      Term Daywork      Dresser-Rand
  UNITED STATES
MARLIN NO. 4...... MOPU       1967   150'      N/A      Gulf of Mexico      Term Daywork      Union Pacific Resources Co.
Cliffs No. 8...... MOPU       1977   250'      N/A      Gulf of Mexico      Term Daywork      Union Pacific Resources Co.
Cliffs No. 10..... MOPU       1979   250'      N/A      Gulf of Mexico      Awaiting          N/A
                                                                              Contract
Cliffs No. 11..... MOPU       1980   200'      N/A      Gulf of Mexico      Stacked           N/A
      MEXICO
Cliffs No. 14..... MOPU       1980   200'      N/A      Bay of Campeche,    Term Daywork      CNCTI
                                                        Mexico

     Foreign Operations. For the fiscal years ended December 31, 1993, 1992 and 1991, 64%, 38% and 23%, respectively, of the Company's consolidated revenues were derived from foreign operations, principally in Venezuela. See Note 16 of Notes to Consolidated Financial Statements.

     The Company currently operates 2 jack-up drilling rigs in Lake Maracaibo, Venezuela pursuant to daywork drilling contracts with Maraven, an affiliate of Petroleos de Venezuela S.A. ("PDVSA"). The Company also operates 3 of its land rigs in eastern Venezuela under daywork drilling contracts with Corpoven, an affiliate of PDVSA. Three of the Company's MOPUs are currently operating in Lake Maracaibo, Venezuela, pursuant to two-year contracts with Dresser-Rand. One of the Company's jack-up drilling rigs acquired in the fourth quarter of 1992 is currently operating as a mobile offshore supply unit in Mexico under a contract with CNCTI. During 1994, 2 additional land rigs will be operating in Eastern Venezuela under turnkey drilling contracts with Corpoven and a jack-up drilling rig will be operating in the Bay of Tampico, Mexico for CNCTI to drill turnkey wells awarded to the joint venture by PEMEX. The Company will continue to bid other foreign drilling and MOPU projects.

     In 1987, the Company formed Cliffs-Neddrill Turnkey International, a three-year 50/50 joint venture with Neddrill Nederland B.V. of the Netherlands ("Neddrill"), for the marketing of turnkey drilling services in foreign markets. Neddrill is part of the Royal Nedlloyd Group N.V., a Dutch transport and energy organization. The joint venture terminated in June, 1993.

     CNCTI was formed in 1992 and was awarded a contract for one of 4 turnkey bid packages to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. In addition, the Company contracted a mobile offshore supply unit to CNCTI to facilitate turnkey operations. In January, 1994, 2 additional turnkey packages were awarded to CNCTI by PEMEX for the drilling of a total of 4 wells in the Bay of Campeche and the Bay of Tampico. The

Company has mobilized a jack-up drilling rig to the Bay of Tampico to drill 2 of the 4 wells recently awarded.

     Operations of the Company which are conducted in foreign countries are subject to certain political, economic and other uncertainties not encountered by purely domestic drillers, including risk of expropriation, nationalization, labor disputes, foreign taxation, foreign and domestic monetary policies and regulations which may limit operations in areas by foreign companies and/or personnel. Generally, the Company purchases insurance to protect against some or all losses due to events of political risks, such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. With respect to its contracts with Maraven and Corpoven, the Company has taken steps to reduce its exposure to foreign currency risks by acquiring a limited amount of inconvertibility insurance coverage. See "Business and Properties -- Government Regulation."

     Customers. The Company's 3 largest unrelated customers for the year ended December 31, 1993, Dresser-Rand, Maraven and Marathon Oil Company, accounted for approximately 63% of the Company's consolidated revenues. The Company's 2 largest unrelated customers for the year ended December 31, 1992, Maraven and Marathon Oil Company, accounted for approximately 36% of the Company's consolidated revenues. The Company's 3 largest unrelated customers for the year ended December 31, 1991, Marathon Oil Company, Maraven and Phillips Petroleum Company, accounted for approximately 53% of the Company's consolidated revenues. The loss of any major customer could have an adverse impact on the Company's operations for such period of time as may be required to find other users for the equipment. See Note 15 of Notes to Consolidated Financial Statements.

     Equipment and Supplies. The Company obtains required supplies, services and equipment from a variety of sources. The Company has not in the past experienced shortages of such materials necessary to conduct the Company's business. However, such shortages could occur in the future and could have a material adverse effect on the Company's operations. There may be additional delays or shortages associated with obtaining supplies, services, and equipment, particularly with respect to the Company's foreign operations.

     Competition. The drilling industry is highly competitive, and no one or few drilling contractors is dominant. The Company competes with numerous other drilling contractors, some of which are substantially larger than the Company and possess appreciably greater financial and other resources. Depressed economic conditions in the oil and gas industry have resulted in the supply of domestic drilling equipment substantially exceeding demand. As a consequence, there has been intense competition in securing available drilling contracts, resulting in much equipment being idle for long periods of time coupled with unfavorable prices for drilling contracts, particularly those drilled on a daywork basis. Also, in recent years many drilling companies have sought protection from creditors under bankruptcy laws, or have undertaken business combinations with other companies as a result of the downturn in the contract drilling industry. Although this has decreased the total number of competitors, the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future.

     Price competition is generally the major factor in the energy service industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers is also important. Other competitive factors include technical and engineering expertise, work force experience, rig suitability, safety record, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to all of these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition is usually on a regional basis; however, drilling rigs are mobile and can be moved from one region to another in response to increased demand, and an oversupply of rigs in any region may result. The Company's domestic drilling and MOPU operations are concentrated in the Texas/Louisiana Gulf Coast area, and its foreign drilling and MOPU operations are primarily in Venezuela and Mexico. In foreign markets, the Company competes with many of the same competitors under the same factors as in the domestic markets. Demand for onshore and offshore drilling and production equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, general economic conditions, prices of oil and gas and political considerations and policies.

     There are relatively few drilling contractors specializing in turnkey drilling contracts because of the extent of engineering and technical expertise required to manage the risks inherent in turnkey drilling operations, the magnitude of management commitment and the financial resources required. In order to remain competitive in the current environment, the Company has expanded its foreign operations, focused its domestic drilling operations on turnkey drilling contracts, developed and marketed well engineering and management services, taken a working interest position in certain oil and gas prospects in conjunction with marketing its contract drilling services, and become active in the development and operation of MOPUs. The Company believes that MOPUs offer several economic advantages to oil and gas operators, namely, optimizing the use of exploration budgets by avoiding the high capital costs of production platforms, providing more flexibility than conventional fixed platforms in producing oil and gas, and allowing for the economic development of smaller reserves. Although the Company believes there is a market for additional MOPUs, the Company can give no assurance that there will be sufficient demand for contracting MOPUs at rates which are profitable. Currently, margins on MOPU operations are high, which is likely to result in increased competition for available opportunities. Moreover, MOPUs are not widely utilized, and most companies that do utilize MOPUs own and operate their own units. The Company believes that its experience in MOPU operations enables it to compete favorably in the MOPU market. For these reasons, the Company views MOPUs as an attractive opportunity to expand its offshore services.

     Acquisitions and Dispositions of Assets. On January 17, 1989, the Company acquired the offshore assets of Marlin Drilling Company, an indirect subsidiary of Tenneco Inc., consisting of 6 offshore drilling rigs, one MOPU, and certain other assets (the "Marlin Acquisition"). On May 24, 1989, the Company sold 2 jack-up rigs and a semi-submersible rig acquired in the Marlin Acquisition to Loews San Antonio Hotel Corporation, now known as Diamond Offshore Company ("Diamond M"). In conjunction with the sale, the Company entered into two-year bareboat charter agreements with Diamond M for each of the 3 rigs, all of which have expired. During the fourth quarter of 1989, the Company sold at auction 10 land rigs which were no longer deemed to be economically viable, and converted one of the jack-up rigs purchased in the Marlin Acquisition to a MOPU. On October 31, 1991, the Company purchased 3 jack-up rigs from Chiles Offshore Corporation. These rigs have been refurbished, converted to MOPUs, and are being used as portacompressors in Venezuela. The Company purchased 5 jack-up drilling rigs during the fourth quarter of 1992 and converted 2 of the 5 rigs to MOPUs, is using one as a mobile offshore supply unit in the Bay of Campeche, Mexico, has mobilized one unit to drill turnkey wells in the Bay of Tampico, Mexico, and presently expects to bareboat charter the other unit to a third party for use as a workover rig in the U.S. Gulf of Mexico. Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs.

OIL AND GAS OPERATIONS

     Since 1987, the Company has engaged in oil and gas exploration and production activities in conjunction with marketing the Company's contract drilling services, primarily turnkey, under the Company's CDS program. Under this program, the Company sometimes takes working interests in oil and gas properties in connection with the award to the Company of a drilling contract. The Company's policy is that its working interest in such CDS wells will generally not exceed 25%. As of December 31, 1993, the Company had taken working interests in 45 of 129 (35%) of the turnkey wells drilled since 1986, with the actual interests in such wells generally held by COGC. The Company has begun to de-emphasize its CDS program due to marginal financial performance of the segment in recent years. The Company took working interests in no wells drilled under domestic daywork drilling contracts in 1993, and one and 2 of the wells drilled under domestic daywork drilling contracts in 1992 and 1991, respectively. See Note 18 of Notes to Consolidated Financial Statements.

     Since 1986, in conjunction with obtaining turnkey drilling contracts, the Company from time to time has been selected by the working interest owners to operate the well to be drilled, typically in situations where none of the other owners can meet the financial responsibility requirements imposed on offshore operators by the OuterContinental Shelf Lands Act.

     In order to provide funding for the Company's share of development and completion costs of certain wells in which the Company has acquired a working interest, the Company entered into an Exploration and Development Agreement (the "Development Agreement"), effective as of May 25, 1988, with Mosbacher Offshore, Inc. ("Mosbacher"). Under the terms of the Development Agreement, the Company generally pays the lease acquisition costs and the costs to casing point attributable to the interest it acquired in the initial test well drilled on a property. Subject to maximum funding limits discussed below and the elections of the other working interest owners in the wells with respect to particular operations and certain other contingencies, Mosbacher pays the costs incurred after the casing point of initial test wells (the "completion costs"), the drilling and completion costs of subsequent wells located on the property interests upon which the initial test well was drilled (the "development costs"), and the platform, production facility and pipeline costs incurred with respect to all wells located on such property interests (the "joint facilities costs"). In all initial test wells in which Mosbacher pays the completion costs, the Company and Mosbacher each own a working interest in the initial test well based upon the amount of costs borne by each. With respect to the Company's interest in property interests other than initial test wells, Mosbacher owns all the working interest and the Company owns a net profits interest. Should Mosbacher recoup its total costs borne with respect to all of its property interests ("payout"), the Company's net profits interest percentage would increase. However, the Company currently does not believe that payout will occur under the Development Agreement. Under certain circumstances, the Company's net profits interest converts to a working or cost bearing interest in all the property interests. The obligation of Mosbacher to fund completion costs of initial test wells expired February 15, 1992. Pursuant to an amendment to the Development Agreement, Mosbacher's obligation to fund development and joint facilities costs exists with respect to properties included under the Development Agreement until Mosbacher has funded $25.0 million in the aggregate of those costs. At December 31, 1993, Mosbacher had expended an aggregate of approximately $21.6 million in completion costs on initial test wells and in development and joint facilities costs.

     Information concerning the Company's oil and gas operations, including estimates of proved oil and gas reserves as of December 31, 1993, prepared by Huddleston & Co., Inc., independent petroleum consultants, is presented under the caption "Supplemental Information on Oil and Gas Operations (Unaudited)" in
Note 18 of Notes to Consolidated Financial Statements.

     The following table shows the average sales prices received by the Company for production of natural gas and crude oil and the average production (lifting) costs per equivalent barrel produced during the periods indicated. All production occurred in the United States.

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                           1993          1992          1991
                                                          -------       -------       -------
    Sales Price:
      Natural gas (per MCF)............................   $  2.31       $  2.08       $  1.66
      Crude oil and condensate (per Bbl)...............   $ 18.39       $ 18.65       $ 19.40
    Production (lifting) costs per BOE.................   $  3.33       $  2.76       $  2.44

     The following table shows the Company's interest in developed and undeveloped oil and gas acreage in the United States as of December 31, 1993.

                                      DEVELOPED ACREAGE (1)         UNDEVELOPED ACREAGE (2)
                                     ------------------------       ------------------------
                                     GROSS (3)       NET (3)        GROSS (3)       NET (3)
                                     ---------       --------       ---------       --------
    Louisiana.....................    2,648.88         564.34       42,670.08       5,976.91
    Mississippi...................       80.00           8.00           80.00           8.00
    Texas.........................    1,918.80         152.86              --             --
    Offshore......................    6,067.29         430.38       31,395.18       2,145.72
                                     ---------       --------       ---------       --------
              Total...............   10,714.97       1,155.58       74,145.26       8,130.63
                                     ---------       --------       ---------       --------
                                     ---------       --------       ---------       --------

- ---------------

(1) Developed acreage is acreage spaced or assigned to productive wells. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same bore hole count as one well.

(2) Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

(3) The term "Gross" refers to acres in which a working interest is owned, and the term "Net" refers to gross acres multiplied by the percentage of the working interest owned.

     The Company may determine that it is in the Company's best interest not to pay delay rentals with respect to any undeveloped acreage, thereby permitting the lease of such acreage to expire prior to termination of its primary term.

     The following table shows the Company's interest in productive oil and gas wells, all of which are in the United States.

                                                      DECEMBER 31,             DECEMBER 31,
                                                          1993                     1992
                                                    ----------------         ----------------
                                                    GROSS       NET          GROSS       NET
                                                    ---         ----         ---         ----
    Productive oil wells (1).....................     9         0.72           8         0.66
    Productive gas wells (1).....................    19         2.67          18         2.35

- ---------------

(1) Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same bore hole count as one well.

     The following tables show the number of gross and net productive exploratory and development wells in the United States in which the Company has participated, and the number of gross and net wells abandoned as dry holes (i.e., wells found to be incapable of producing oil or gas in sufficient quantities to justify completion as an oil or gas well) excluding development wells in which the Company owns a net profits interest under the Development Agreement. A well is considered productive upon completion (i.e., upon the installation of permanent equipment for the production of the oil and gas.) A well is considered a dry hole upon reporting of abandonment to the appropriate agency. There were no exploratory or development wells in progress at December 31, 1993.

                                                        YEAR ENDED DECEMBER 31, 1993
                                           -------------------------------------------------------
                                             PRODUCTIVE              DRY                TOTAL
                                           ---------------     ---------------     ---------------
                                           GROSS      NET      GROSS      NET      GROSS      NET
                                           -----     -----     -----     -----     -----     -----
    Exploratory.........................      1       0.06        2       0.16        3       0.22
    Development.........................      1       0.45        1       0.12        2       0.57
                                           -----     -----     -----     -----     -----     -----
              Total.....................      2       0.51        3       0.28        5       0.79
                                           -----     -----     -----     -----     -----     -----
                                           -----     -----     -----     -----     -----     -----

                                             (Table continued on following page)

                                                        YEAR ENDED DECEMBER 31, 1992
                                           -------------------------------------------------------
                                             PRODUCTIVE              DRY                TOTAL
                                           ---------------     ---------------     ---------------
                                           GROSS      NET      GROSS      NET      GROSS      NET
                                           -----     -----     -----     -----     -----     -----
    Exploratory.........................      1       0.04       --         --        1       0.04
    Development.........................      4       0.61        1       0.01        5       0.62
                                           -----     -----     -----     -----     -----     -----
              Total.....................      5       0.65        1       0.01        6       0.66
                                           -----     -----     -----     -----     -----     -----
                                           -----     -----     -----     -----     -----     -----

                                                        YEAR ENDED DECEMBER 31, 1991
                                           -------------------------------------------------------
                                             PRODUCTIVE              DRY                TOTAL
                                           ---------------     ---------------     ---------------
                                           GROSS      NET      GROSS      NET      GROSS      NET
                                           -----     -----     -----     -----     -----     -----
    Exploratory.........................      5       0.68        3       0.30        8       0.98
    Development.........................      1       0.07        1       0.10        2       0.17
                                           -----     -----     -----     -----     -----     -----
              Total.....................      6       0.75        4       0.40       10       1.15
                                           -----     -----     -----     -----     -----     -----
                                           -----     -----     -----     -----     -----     -----

     At the request of the Company, Huddleston & Co., Inc. has estimated the proved reserves attributable to the Company's oil and gas properties as of December 31, 1993 and 1992, as set forth below:

                                                                   OIL AND
                                                                  CONDENSATE        GAS
                                                                    (BBL)          (MCF)
                                                                  ----------     ---------
    Proved reserves:
      December 31, 1993........................................      124,064     3,326,000
      December 31, 1992........................................      112,935     4,352,300
    Proved developed reserves:
      December 31, 1993........................................       88,846     3,308,100
      December 31, 1992........................................       80,441     4,335,900

     "Proved reserves" are those estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs based upon prices and costs existing at the time the estimate is made. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward, and they may be revised as hydrocarbons are produced, economic conditions change or additional data becomes available. "Proved developed reserves" are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods, including: (i) "developed producing reserves", which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells; and (ii) "developed nonproducing reserves", which are those proved developed reserves which (a) can exist behind the casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of a new well or (b) are expected to be recovered from completion intervals open at the time of the estimate, but which had not started producing, or were shut in for market conditions or pipeline connection, or were not capable of production for mechanical reasons, and the time when sales will start is uncertain. "Proved undeveloped reserves" are proved reserves which are expected to be recovered from new wells on undrilled acreage, from deepening existing wells to a different reservoir or from existing wells where a relatively major expenditure is required for completion.

     There are numerous uncertainties inherent in estimating quantities of proved reserves. The preceding information represents estimates only. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other persons might differ materially from those set out in the preceding tables. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate, and as a general rule, reserve estimates based upon volumetric analysis (as is the case with a portion of the estimates set forth above) are inherently less reliable than those based on production history. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

     The following table shows the standardized measure of discounted future net cash flows from the estimated proved oil and gas reserves attributable to the Company's oil and gas properties and their discounted present value, as of December 31, 1993.

    Future cash inflows...................................................   $  9,642,000
    Future production costs...............................................     (1,549,000)
    Future development costs..............................................       (133,000)
    Future income taxes...................................................             --
                                                                             ------------
    Undiscounted future net cash flows....................................      7,960,000
    10% annual discount...................................................     (1,622,000)
                                                                             ------------
    Standardized measure of discounted future net cash flows                 $  6,338,000
                                                                             ------------
                                                                             ------------

     In addition to the assumptions discussed above, the discounted present value at December 31, 1993, was calculated by applying the Company's estimate of prices as of that date, considering fixed and determinable price changes only to the extent provided by contractual arrangements or law, to estimated future production and future expenditures (based on current costs) to be incurred in developing and producing such reserves. Such estimated prices averaged $12.86 per barrel of oil and condensate and $2.42 per Mcf of gas. Future income tax expenses have not been included due to the effect of net operating loss carryforwards. No value has been given to unproved properties and reserves not yet established as proved by drilling, field development or production history.

     While the method of calculating discounted present value is prescribed by accounting rules and the rules of the Commission, such calculations are subject to significant uncertainties inherent in estimating quantities of proved reserves, projected rates of production, future prices and the timing and amount of future costs. In particular, it is impossible to predict the occurrence or amount of curtailments of gas production or the effects of the current gas surplus, which may have an unfavorable effect on estimates of future net cash flows. In addition, the method of valuation utilized, based on current prices and costs and the use of a 10% discount rate, is not necessarily appropriate for determining fair market value. Therefore, such calculations do not purport to represent the fair market value of the oil and gas properties.

     There have been no estimates of total proved oil or natural gas reserves of the Company filed with or included in reports to any federal authority or agency that differ from those set forth above.

ENVIRONMENTAL CONTROLS

     The Company believes it is in material compliance with applicable federal, state, local and foreign legislation and regulations relating to environmental controls. Also, the existence of such laws and regulations has not had, nor at this time is expected to have, any materially restrictive effect on the Company. To date, the Company has not accounted for costs or capital expenditures incurred for environmental control facilities separately from other costs incurred in the operation of its businesses. The Company does not, however, believe that any such costs or expenditures have been material and the Company does not expect that under present conditions such costs or expenditures will become material in the foreseeable future.

GOVERNMENT REGULATION

     The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The Company, as an owner or operator of domestic offshore facilities, may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 and the Outer-Continental Shelf Lands Act. In addition, the Company may also be subject to other civil claims arising out of any such incident. Certain of the Company's facilities are also subject to regulations of the Environmental Protection Agency ("EPA") that require the preparation and implementation of spill prevention control and countermeasure plans relating to possible discharge of oil into navigable waters. The Company supplements its activities in this regard by membership in the Clean Gulf Association, which provides pollution control facilities to its members. Other regulations of the EPA may require the Company to take certain precautions in storing, handling and transporting certain hazardous wastes. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and clean-up, obtaining drilling permits and similar matters. The Company believes that it is in compliance in all material respects with such laws, rules and regulations and that such compliance has not had any material adverse effect on its operations or financial condition.

     The drilling industry is dependent on the demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws and regulations which may relate directly to the oil and gas industry. The adoption of laws and regulations, both domestic and foreign, which curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling and production opportunities. The Company's foreign operations are subject to political, economic and other uncertainties associated with foreign operations generally, as well as the additional risks of fluctuating currency values and exchange controls. Governments may from time to time suspend or curtail drilling operations or leasing activities when such operations are considered to be detrimental to the environment or to jeopardize public safety.

     MOPUs and MOPU operations are subject to certain federal, state, local and foreign laws and regulations relating to engineering, design, structural, safety, operational and inspection standards or requirements, and changes in such standards or requirements could adversely affect the Company's MOPU operations.

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including, for example, blow-outs, cratering, fires, explosions and adverse weather and seas. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from the Company's operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, the Company maintains broad insurance coverage, including all-risk physical damage, employer's liability, commercial general liability or commercial indemnity contract and workers' compensation insurance. The Company's third party liability insurance coverage is approximately $100 million per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs and MOPUs and a limited amount of insurance against loss of earnings resulting from damage to its jack-up drilling rigs and MOPUs. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the

Company will be able to maintain the type and amount of coverage that it considers adequate. The occurrence of a significant event for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

     The Company also maintains insurance coverage on an annual basis to protect against certain hazards inherent in its turnkey contract drilling and oil and gas operations. This insurance was most recently renewed on June 1, 1993, and is scheduled for renewal again on June 1, 1994. This insurance, which is principally through Underwriters at Lloyd's and Institute of London Underwriters Companies, covers "control of well" (including blowouts above and below the surface); cratering; seepage and pollution; and care, custody and control. Prior to June 1, 1992, the Company carried insurance coverage for losses and claims associated with "stuck drill stem" occurrences, which are normal operating risks associated with drilling operations. Under the terms of a typical turnkey drilling contract, the drilling contractor assumes the risk of stuck drill stem incidents. The Company believes that few, if any, turnkey drilling contractors carry insurance for such losses and claims. In prior years, the Company procured such insurance after concluding that the expense of such coverage was reasonable in relation to the coverage afforded, and the proceeds from such insurance generally exceeded the premiums. Because of a significant increase in premiums, the Company now believes that the expense of such insurance, if available, is too great in relation to the coverage afforded, and has chosen not to insure against such losses and claims. While the absence of this coverage increases the financial risk of the Company's turnkey operations, the Company is attempting to offset this increase in risk by shifting its marketing and operating strategies toward lower risk operations. The Company believes that it continues to maintain insurance in accordance with industry standards. The Company's current insurance program provides $500,000 coverage per occurrence for care, custody and control, $75 million coverage per occurrence for control of well, cratering and seepage and pollution, and $35 million per occurrence for Outer-Continental Shelf Lands Act statutory obligations. Each form of coverage provides for a deductible for the account of the Company, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible. No assurance can be given that the Company will be able to maintain the types and amounts of coverage that it considers adequate with respect to its turnkey drilling and oil and gas operations.

EMPLOYEES

     At December 31, 1993, the Company employed 84 persons domestically, approximately 81% of whom were salaried and the remainder of which were hourly employees. There were no collective bargaining contracts covering the Company's domestic employees in effect as of December 31, 1993. As of December 31, 1993, the Company employed 234 persons in Venezuela, approximately 37% of whom were salaried and the remainder of whom were hourly employees. The employees in Venezuela are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry. At December 31, 1993, the Company employed 8 persons in Mexico, all of whom were salaried. There were no collective bargaining contracts covering the Company's employees in Mexico as of December 31, 1993.

OTHER PROPERTIES

     The Company owns an office building and warehouse on a 2.5 acre tract of land in Lafayette Parish, Louisiana, and a training facility building in Broussard, Louisiana, which is currently leased to a third party. The Company leases additional properties, including its executive offices in Houston, Texas, a field office and yard in Lafayette, Louisiana and 2 field offices in Venezuela.

ITEM 3. LEGAL PROCEEDINGS

     The Company recently settled litigation with Diamond M concerning various matters relating to the sale and bareboat charter of 3 offshore drilling rigs. Legal proceedings were instituted by the

Company on August 29, 1991, and were consolidated with related legal proceedings subsequently instituted by Diamond M in the United States District Court, Southern District of Texas, Houston Division.

     In May, 1989, the Company sold 3 rigs to Diamond M for $22 million, $15 million of which was payable in cash, and $7 million of which was payable pursuant to three-year promissory notes. Simultaneously with the sale, the Company bareboat chartered the rigs from Diamond M for a two-year period, with charter hire payment dates pursuant to the charters coinciding with principal and interest payment dates pursuant to the notes. In the litigation, Diamond M alleged that the Company failed to properly maintain and repair the rigs during the terms of the charters, that the rigs were not in compliance with certain specified classifications and conditions at redelivery upon expiration of the respective charters, and that as a result, Diamond M incurred substantial costs to improve the conditions of the rigs. Diamond M also claimed the right to receive additional charter hire attributable to the period during which its repairs and improvements to the rigs were performed. In June, 1993, a partial summary judgment awarded the Company $1.8 million, together with interest and attorney's fees, for the notes payable by Diamond M to the Company, offset by certain charter hire payments due Diamond M. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division. The judgment awarded Diamond M $3.5 million, plus court costs, offset by the partial summary judgment of $1.8 million. The Company paid Diamond M $1.7 million in February, 1994 as a final settlement of all disputed issues. See Note 13 of Notes to Consolidated Financial Statements.

     The Company is also party to a number of lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "CLDR." The following table sets forth the range of high and low closing sale prices per share of Common Stock as reported by NASDAQ for the periods indicated.

                                                              1993                  1992
                                                        -----------------     -----------------
                                                          MARKET VALUE          MARKET VALUE
                                                        -----------------     -----------------
                      QUARTER ENDED                      HIGH       LOW        HIGH       LOW
    --------------------------------------------------  ------     ------     ------     ------
    March 31..........................................  $14 1/4    $11 1/2    $14 3/4    $ 9 3/4
    June 30...........................................  $17 1/4    $12 3/4    $15 1/4    $12 1/4
    September 30......................................  $15        $11 1/2    $15 3/4    $13 1/4
    December 31.......................................  $13 1/4    $11        $15 1/8    $11 7/8

     On March 3, 1994, the closing sale price of the Company's Common Stock, as reported by the NASDAQ, was $11 3/4 per share. On that date, there were 2,173 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock, and it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future. Under the Company's credit agreement with INCC, the Company is restricted from declaring, making, or paying any cash dividend on any class of capital stock except for the quarterly dividend applicable to the Company's Preferred Stock.

     The Company's $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock") is also traded on the NASDAQ National Market System under the symbol "CLDRP." The following table sets forth the range of high and low closing sale prices per share of Preferred Stock as reported by NASDAQ for the periods indicated.

                                                              1993                 1992
                                                         ---------------     -----------------
                                                          MARKET VALUE         MARKET VALUE
                                                         ---------------     -----------------
                       QUARTER ENDED                     HIGH      LOW        HIGH       LOW
    ---------------------------------------------------  ----     ------     ------     ------
    March 31...........................................  $ 31     $ 27       $ 28 3/4   $ 23
    June 30............................................  $ 33     $ 29 1/8   $ 29 3/4   $ 26 1/2
    September 30.......................................  $ 31     $ 26 3/4   $ 31       $ 27
    December 31........................................  $ 29     $ 26 1/2   $ 30 3/4   $ 27 1/2

     On March 3, 1994, the closing sale price of the Company's Preferred Stock, as reported by NASDAQ, was $26 3/4 per share. On that date, there were 50 holders of record of the Company's Preferred Stock.

     Holders of shares of Preferred Stock are entitled to receive, when, as, and if declared by the Board of Directors out of funds of the Company legally available therefor, cash dividends at an annual rate of $2.3125 per share, payable quarterly on March 15, June 15, September 15 and December 15 in each year, except that if any such date is a Saturday, Sunday or legal holiday, such dividend is payable on the next day that is not a Saturday, Sunday or legal holiday. Dividends are cumulative and are payable to holders of record as they appear on the stock books of the Company on such record dates as are fixed by the Board of Directors. Cash dividends paid on each of the quarterly dividend dates in 1993, 1992 and 1991 were $665,000. The Preferred Stock is also convertible into shares of Common Stock at the rate of 1.89394 shares of Common Stock for each share of Preferred Stock and is subject to redemption at the option of the Company at varying prices depending on the date called for redemption. Under the credit agreement with INCC, the Company is restricted from redeeming the Preferred Stock unless such redemption is mandatory.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information of the Company. The amounts as of and for each of the five years in the period ended December 31, 1993, have been derived from audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                                         YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                         1993        1992         1991         1990         1989
                                       --------    ---------    ---------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
  Revenues...........................  $ 65,538    $  76,838    $  84,503    $  78,754    $  66,319
  Costs and Expenses:
  Operating Expenses.................    34,983       57,505       70,178       65,783       58,084
  Depreciation, Depletion and
     Amortization....................    17,438       12,883        9,369        9,720        8,762
  Contract Termination Provision.....       577           --           --           --           --
  Writedown in Carrying Value of Oil
     Gas Properties..................        --        1,500        4,000           --           --
  Exploration Costs..................       188          141          547        2,876        1,106
  General and Administrative
     Expense.........................     4,807        4,512        4,352        4,771        5,566
                                       --------    ---------    ---------    ---------    ---------
  Operating Income (Loss)............     7,545          297       (3,943)      (4,396)      (7,199)
  Other Income (Expense)(1)..........    (3,919)       2,721           61          542        4,525
                                       --------    ---------    ---------    ---------    ---------
  Net Income (Loss)..................     3,626        3,018       (3,882)      (3,854)      (2,674)
  Dividends Applicable to Preferred
     Stock...........................    (2,659)      (2,659)      (2,660)      (2,659)      (2,548)
                                       --------    ---------    ---------    ---------    ---------
  Net Income (Loss) Applicable to
     Common and Common Equivalent
     Shares..........................  $    967    $     359    $  (6,542)   $  (6,513)   $  (5,222)
                                       --------    ---------    ---------    ---------    ---------
                                       --------    ---------    ---------    ---------    ---------
  Net Income (Loss) per Share:
     Primary.........................  $   0.21    $    0.11    $   (2.19)   $   (2.18)   $   (1.77)
     Assuming Full Dilution..........  $   0.21    $    0.11    $   (2.19)   $   (2.18)   $   (1.77)
  Weighted Average Number of Common
     and Common Equivalent Shares
     Outstanding.....................     4,514        3,257        2,992        2,981        2,944
SUMMARY BALANCE SHEET DATA:
  Working Capital....................  $ 20,618    $  24,830    $   5,637    $  13,599    $  20,104
  Property and Equipment, Net........    86,506      101,178       99,023       80,188       80,545
  Total Assets.......................   133,523      150,203      143,283      124,372      128,358
  Notes Payable -- Long Term.........    13,108       28,348       27,000           --           --
  Obligations Under Capital Leases
     (including current
     maturities).....................        --           --        2,682        4,677        6,895
  Redeemable Preferred Stock.........    28,750       28,750       28,750       28,750       28,750
  Total Shareholders' Equity(2)......  $ 72,494    $  71,446    $  52,229    $  58,497    $  64,750

- ---------------

(1) Includes litigation settlement and expenses of $3.7 million in 1993 and gains of $5.0 million and $5.5 million on disposition of assets in 1992 and 1989, respectively.

(2) The Company has not paid any cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Activity in the contract drilling industry and related oil service businesses has been severely depressed since 1982 due to volatility in oil and natural gas prices. These conditions have resulted in an oversupply of drilling equipment, decreased rig utilization, declining dayrates and intense competition for drilling contracts. The financial condition and results of operations of the Company and other drilling contractors have suffered, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities.

     The Company has endeavored to mitigate the effect of these depressed market conditions by diversifying its scope of operations beyond the traditional domestic daywork contract drilling market. To achieve its strategic objective, the Company established separate but related lines of business in turnkey drilling and MOPU operations, and pursued foreign drilling and production opportunities. Each of the Company's business segments will continue to be affected, however, by the unsettled energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations, and environmental concerns.

RESULTS OF OPERATIONS

  Year 1993 Versus 1992

     The Company recognized net income, before preferred dividends, of $3.6 million in 1993 compared to net income of $3.0 million in 1992. The 1993 results include litigation settlement and expenses of $3.7 million, or $0.82 per share. Excluding this charge in 1993, the Company would have reported net income of $7.3 million, or $1.03 per common share. The 1992 results included a $1.5 million writedown in the carrying value of oil and gas properties and a $4.7 million gain on the disposition of one of the Company's MOPUs due to its constructive total loss in Hurricane Andrew. Excluding these amounts in 1992, the Company would have reported a net loss of $.2 million, or $0.86 per common share. Operating income increased $7.2 million from 1992 to 1993. The improvement in operating income was primarily due to increased MOPU operating income of $7.1 million, increased foreign daywork drilling operating income of $1.7 million, and decreased domestic daywork drilling operating losses of $.4 million, offset in part by reduced turnkey drilling operating income of $1.1 million, increased oil and gas operating losses of $.5 million, and increased corporate overhead of $.4 million.

                                                                                   INCREASE
                                                           1993         1992       (DECREASE)
                                                         --------     --------     ---------
                                                                   (IN THOUSANDS)
    Revenues:
      Daywork Drilling:
         Domestic......................................  $  1,195     $  5,451     $  (4,256)
         Foreign.......................................    21,023       21,472          (449)
      Turnkey Drilling.................................    16,961       37,014       (20,053)
      MOPU Operations..................................    21,673        9,178        12,495
      Oil and Gas......................................     4,686        3,723           963
                                                         --------     --------     ---------
           Consolidated................................  $ 65,538     $ 76,838     $ (11,300)
                                                         --------     --------     ---------
                                                         --------     --------     ---------
    Operating Income (Loss):
      Daywork Drilling:
         Domestic......................................  $ (2,417)    $ (2,822)    $     405
         Foreign.......................................     1,902          215         1,687
      Turnkey Drilling.................................     1,685        2,720        (1,035)
      MOPU Operations..................................    13,566        6,466         7,100
      Oil and Gas......................................    (2,303)      (1,770)         (533)
      Corporate Office.................................    (4,888)      (4,512)         (376)
                                                         --------     --------     ---------
           Consolidated................................  $  7,545     $    297     $   7,248
                                                         --------     --------     ---------
                                                         --------     --------     ---------

     Daywork Drilling

     Domestic daywork drilling revenues decreased $4.3 million from $5.5 million in 1992 to $1.2 million in 1993. The decrease was primarily due to the stacking of the majority of the Company's domestic land rigs in 1993 and the sale, effective January 1, 1993, of the Company's 4 inland posted barge drilling rigs together with rights to certain oil and gas production proceeds. Domestic daywork drilling operating losses decreased by $.4 million from $2.8 million in 1992 to $2.4 million in 1993. Costs savings resulting from the sale of the 4 inland posted barge drilling rigs were partially offset by costs associated with stacking the Company's domestic land rigs and the sale, effective January 1, 1993, of rights to certain oil and gas production proceeds. Three of the Company's 4 domestic land drilling rigs will operate in Venezuela during 1994. One of the Company's land drilling rigs was mobilized to Venezuela in 1994 and began drilling operations for Corpoven for a three-year term. Two other domestic land drilling rigs will begin drilling operations in 1994 in Venezuela to drill turnkey wells awarded the Company by Corpoven.

     Foreign daywork drilling revenues decreased $.5 million from $21.5 million in 1992 to $21.0 million in 1993. Foreign daywork drilling operating income increased $1.7 million during the same period. The increase in operating income was primarily due to reduced labor costs and repair and maintenance expenses, offset in part by decreased revenues during 1993 when compared to 1992. Foreign operating results reflect decreased revenues primarily due to reduced cost flow-throughs billed to the operators and devaluation of the Venezuelan Bolivar. The contracts for the Company's 2 jack-up drilling rigs operating in Venezuela expire on March 9, 1994 and March 15, 1994, respectively. The Company is currently in the process of renegotiating the contracts. No assurance can be given that the contracts will be renewed, and if renewed, at rates comparable to those received in 1993. Contracts on the 2 land drilling rigs working in eastern Venezuela expire in September, 1995.

     Turnkey Drilling

     Turnkey drilling revenues decreased $20.0 million from $37.0 million in 1992 to $17.0 million in 1993. Twelve turnkey contracts were completed during 1992 compared to 6 turnkey contracts completed in 1993, 2 of which related to CNCTI and were accounted for under the equity method in the Company's Consolidated Financial Statements. See Note 5 of Notes to Consolidated Financial Statements. Turnkey drilling operating income decreased $1.1 million in 1993 when compared to 1992, primarily due to fewer completed contracts in 1993.

     The Company anticipates improved turnkey drilling operating results in 1994 due to the award of approximately $50 million in international turnkey contracts to be drilled in 1994 and 1995. The Company was awarded 2 packages with 3 turnkey wells in each package to be drilled for Corpoven with estimated revenues of approximately $36 million. The Company will mobilize 2 of its idle domestic land drilling rigs to Venezuela to work on these projects. In addition, CNCTI, a joint venture in which the Company holds a one-third ownership percentage, was awarded 2 drilling packages by PEMEX for the drilling of a total of 4 wells. The Company has mobilized an idle jack-up drilling rig to the Bay of Tampico, Mexico in the first quarter of 1994 to drill 2 of the 4 wells. The 2 packages are expected to generate $42 million in revenues to CNCTI.

     MOPU Operations

     MOPU revenues increased $12.5 million from $9.2 million in 1992 to $21.7 million in 1993. MOPU operating income increased $7.1 million in 1993. The Company's MOPUs contributed greater income in 1993 due to 3 MOPU units working in Venezuela during all of 1993 while the 3 units worked only part of 1992. In addition, the Company's mobile offshore supply unit operated in the Bay of Campeche, Mexico during most of 1993 and none in 1992, and a new MOPU began working during the third quarter of 1993. Partially offsetting these increased revenues and operating income was the loss of income from the MARLIN NO. 3, which was destroyed in a hurricane on August 25, 1992. The MARLIN NO. 3 contributed revenues of $.8 million and operating income of $.4 million in

1992. Each of the 3 MOPUs working in Venezuela has an initial contract term of two years, subject to certain buyout options which, if exercised, could have a material adverse effect on the Company's future results of operations. See "Liquidity and Capital Resources."

     Oil and Gas

     Oil and gas revenues increased $1.0 million from $3.7 million in 1992 to $4.7 million in 1993, primarily due to increased natural gas production and pricing. Operating losses from oil and gas exploration activities increased $.5 million during the same period. Increased depreciation, depletion and amortization more than offset the revenue increases. Average daily natural gas production volumes increased to 4,522 Mcf per day in 1993 from 3,363 Mcf per day in 1992. Oil and condensate production decreased from 163 barrels per day in 1992 to 121 barrels per day in 1993. Average product pricing received in 1993 was $2.31 per Mcf of gas and $18.39 per barrel of oil and condensate compared to $2.08 per Mcf and $18.65 per barrel in 1992.

     Corporate Overhead

     Corporate overhead increased $.4 million from $4.5 million during 1992 to $4.9 million in 1993. The increase was primarily due to higher costs of certain employee benefits.

     Other Income (Expense)

     The Company recognized $3.9 million of other expense in 1993 compared to $2.7 million of other income in 1992. The $6.6 million decrease was primarily due to a litigation settlement and expenses of $3.7 million in 1993, decreased gains on disposition of assets of $2.9 million and increased income taxes of $.7 million, offset in part by increased interest income of $.7 million. See "Liquidity and Capital Resources" for a discussion of the Diamond M litigation settlement and expenses. The net decrease in gains on disposition of assets was primarily related to the $4.7 million gain recorded in 1992 related to the disposition of one of the Company's MOPUs as a result of its constructive total loss in Hurricane Andrew, offset in part by net gains on assets disposed of in 1993. The Company recorded income taxes of $.7 million in 1993 in anticipation of alternative minimum taxes in the United States and certain foreign taxes. The increase in interest income was primarily due to interest on notes receivable issued in connection with the sale of the 4 inland posted barge drilling rigs together with rights to certain oil and gas production proceeds effective January 1, 1993.

  Year 1992 Versus 1991

     The Company recognized net income, before preferred dividends, of $3.0 million in 1992 compared to a net loss of $3.9 million in 1991. The improvement of $6.9 million was due to a $4.8 million increase in MOPU operating income, a $3.2 million reduction in domestic daywork drilling operating losses, a $2.7 million increase in the recognition of other income and reduced oil and gas operating losses of $2.3 million. These improvements were offset in part by a $3.9 million reduction in turnkey drilling operating income, reduced foreign daywork drilling operating income of $2.0 million and increased corporate overhead of $.2 million.

                                                                                   INCREASE
                                                           1992         1991       (DECREASE)
                                                         --------     --------     ------
                                                                   (IN THOUSANDS)
    Revenues:
      Daywork Drilling:
         Domestic......................................  $  5,451     $ 15,866     $ (10,415)
         Foreign.......................................    21,472       19,075         2,397
      Turnkey Drilling.................................    37,014       44,457        (7,443)
      MOPU Operations..................................     9,178        2,213         6,965
      Oil and Gas......................................     3,723        2,892           831
                                                         --------     --------     ---------
              Consolidated.............................  $ 76,838     $ 84,503     $  (7,665)
                                                         --------     --------     ---------
                                                         --------     --------     ---------
    Operating Income (Loss):
      Daywork Drilling:
         Domestic......................................  $ (2,822)    $ (5,975)    $   3,153
         Foreign.......................................       215        2,233        (2,018)
      Turnkey Drilling.................................     2,720        6,582        (3,862)
      MOPU Operations..................................     6,466        1,632         4,834
      Oil and Gas......................................    (1,770)      (4,063)        2,293
      Corporate Office.................................    (4,512)      (4,352)         (160)
                                                         --------     --------     ---------
              Consolidated.............................  $    297     $ (3,943)    $   4,240
                                                         --------     --------     ---------
                                                         --------     --------     ---------

     Daywork Drilling

     Domestic daywork drilling revenues decreased $10.4 million from $15.9 million in 1991 to $5.5 million in 1992. The decrease in domestic daywork drilling revenues was attributable to the movement of 2 land rigs to Venezuela, the return to the owner of 3 leased offshore drilling rigs under long-term charter, and the stacking of the Company's 4 barge rigs. Domestic daywork drilling operating losses were reduced by $3.2 million from $6.0 million in 1991 to $2.8 million in 1992. The reduced operating loss was primarily attributable to cost savings associated with barge rig operations and the return to the owner of 3 leased offshore drilling rigs.

     Foreign daywork drilling revenues increased $2.4 million from $19.1 million in 1991 to $21.5 million in 1992. Foreign daywork drilling operating income decreased $2.0 million during the same period. The increased foreign daywork drilling revenues reflect the contribution during 1992 of the 2 land rigs contracted to work in Venezuela, the impact of less downtime experienced in 1992 when compared to 1991, and cost flow-throughs to the operators. Foreign daywork drilling operating results decreased due to increased jack-up rig repair and maintenance expenses, contract rate reductions associated with the renewal of contracts on the Company's 2 jack-up drilling rigs operating in Lake Maracaibo, Venezuela, effective July 15, 1992 and August 9, 1992, and devaluation of the Venezuelan Bolivar. Each of the jack-up contracts were renewed in January and February, 1993 for one year terms at increased dayrates from that received during the second half of 1992, and were subsequently extended to March 9, 1994 and March 15, 1994, respectively. The Company is currently negotiating renewals of these contracts. Contracts on the 2 land drilling rigs working in eastern Venezuela expired in June, 1993, and were renewed for a period of two years, three months.

     Turnkey Drilling

     Turnkey drilling revenues decreased $7.4 million from $44.4 million in 1991 to $37.0 million in 1992. Nine turnkey contracts were completed during 1991 with average revenues of $4.9 million compared to 12 turnkey contracts completed in 1992 with average revenues of $3.1 million. Turnkey drilling operating income decreased $3.9 million in 1992 when compared to 1991. The decrease in turnkey drilling operating income resulted primarily from lower margins on completed contracts. The decrease in average revenue per contract and lower margins on completed contracts in 1992 is primarily due to offshore wells contracted in 1992 at lower average revenues when compared to the offshore wells drilled in 1991.

     MOPU Operations

     MOPU revenues increased $7.0 million from $2.2 million in 1991 to $9.2 million in 1992. MOPU operating income increased $4.8 million in 1992. The Company's MOPUs contributed greater income due to the delivery into Venezuela of the LANGLEY on May 8, 1992 and the FRANKLIN and FORRESTAL on September 26, 1992, partially offset by the loss of income from the MARLIN NO. 3. Each of the MOPUs working in Venezuela has an initial contract term of two years, subject to certain buyout options.

     One of the Company's MOPUs, the MARLIN NO. 3, was declared a constructive total loss on September 2, 1992, as a result of hurricane damage sustained on August 25, 1992. The MARLIN NO. 3 contributed revenues of $.8 million and $1.3 million and operating income of $.4 million and $1.0 million in 1992 and 1991, respectively.

     Oil and Gas

     Oil and gas revenues increased $.8 million from $2.9 million in 1991 to $3.7 million in 1992 due primarily to increased natural gas production and pricing. The Company's oil and gas exploration and production activities reflect an operating loss of $1.8 million in 1992, which was an improvement of $2.3 million over the 1991 operating loss of $4.1 million. Average daily natural gas production volumes increased to 3,363 Mcf per day in 1992 from 2,530 Mcf per day in 1991. Oil and condensate production decreased from 181 barrels per day in 1991 to 163 barrels per day in 1992. Average product pricing received in 1992 was $2.08 per Mcf of gas and $18.65 per barrel of oil and condensate compared to $1.66 per Mcf and $19.40 per barrel in 1991. The reduced operating loss was attributable to a $1.5 million writedown in the carrying value of oil and gas properties in 1992 compared to a $4.0 million writedown in 1991 due to a decline in reserve values.

     Corporate Overhead

     Corporate overhead increased $.2 million from $4.3 million during 1991 to $4.5 million in 1992. The increase was primarily due to higher costs of certain employee benefits, primarily group medical insurance, increased amortization of restricted stock and other increased expenses.

     Other Income (Expense)

     The Company recognized $2.7 million of other income in 1992 compared to $.1 million of other income in 1991. The change resulted from a $3.6 million increase in gains on disposition of assets due principally to the receipt of insurance proceeds associated with the constructive total loss of the MARLIN NO. 3, partially offset by lower interest income, slightly higher interest expense and an increase in other net expenses. The net increase in interest expense resulted from an increase in interest expense associated with the Company's Venezuelan MOPU project, due to interest no longer being capitalized following completion of construction, partially offset by the elimination of interest expense on a capital lease which expired in January 1992 and lower average interest rates on the revolving line of credit. The increase in other net expenses is primarily attributable to reserves established for potentially uncollectible accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $5.1 million from $15.7 million at December 31, 1992 to $10.6 million at December 31, 1993. The decrease resulted from $12.7 million used to fund capital expenditures and $17.9 million used to make payments on borrowings and preferred stock dividends, partially offset by $17.2 million provided by operating activities and $8.3 million of proceeds received from the sale of the 4 barge drilling rigs, certain oil and gas production payment proceeds, and other excess property and equipment.

     Cash provided by operating activities of $17.2 million included $7.8 million used for working capital and other requirements, primarily to fund the Company's foreign daywork drilling and turnkey drilling operations. Accounts receivable decreased from December 31, 1992 to December 31, 1993 due primarily to the timing of customer payments. Partially offsetting this decrease in trade receivables was a $1.9 million increase in other receivables due primarily to increased insurance claims. In addition, cash was used to reduce accounts payable and accrued expenses by $3.8 million.

     Cash was used during 1993 to fund $12.7 million of capital expenditures, consisting of $9.5 million related to MOPU projects, $1.6 million in oil and gas exploration and development expenditures, $1.1 million for drill pipe to be used in the Company's Venezuelan drilling operations, and $.5 million of other expenditures.

     During the fourth quarter of 1992, the Company acquired 5 jack-up drilling rigs at a cost of $6.0 million, with plans to convert them to MOPUs. The conversion of the first unit, which replaced the MARLIN NO. 3, cost approximately $4.2 million and was funded by a portion of the insurance proceeds received in connection with the constructive total loss of MARLIN NO. 3 in 1992. The unit commenced operations on July 19, 1993 and is currently contracted to Union Pacific Resources Company. The second of the 5 rigs acquired has been converted to a MOPU at a cost of $4.5 million. The cost of this unit was funded by a portion of the proceeds received from the sale of 1,500,000 shares of Common Stock of the Company which was completed during October, 1992. This MOPU is currently being marketed. No assurance can be given that the Company will be able to secure a contract for the operation of the second unit. One of the acquired rigs is currently being used as a mobile offshore supply unit to facilitate the Company's joint venture turnkey drilling operations in Mexico. The Company has mobilized another of the acquired rigs into Mexico where it will be used in turnkey drilling operations in the Bay of Tampico, Mexico. The Company presently expects to bareboat charter the other unit to a third party for use as a workover rig in the U.S. Gulf of Mexico.

     Charter hire payments commenced September, 1992 with respect to the first of 3 MOPUs contracted to work in Venezuela. Charter hire payments commenced in February, 1993 on the other 2 MOPUs working in Venezuela. Eighty-five percent (85%) of the cash flow attributable to the contracts for the Company's 3 MOPUs working in Venezuela is dedicated to debt repayment under the contracts and loan agreements relating to such MOPUs, and the remaining 15% was deposited by the charterer into a restricted joint account until a $1.0 million balance was attained on June 4, 1993. Construction costs for refurbishment and conversion of the 3 MOPUs contracted to work in Venezuela exceeded the original budget. In accordance with the terms of an agreement between the Company and the charterer of the MOPUs, the charterer paid these excess costs as they became due and payable. The Company reached an agreement with the charterer during the third quarter of 1993 whereby the Company paid the charterer approximately $.8 million in satisfaction of all cost overruns and the charterer paid all outstanding construction and mobilization receivables. Additionally, the restricted joint account was terminated.

     Each of the 3 MOPUs working in Venezuela has an initial contract term of two years expiring in 1994, subject to certain buyout options. The buyout options can be exercised at any time during the contract term. The loss of future operating income associated with these units, should the buyout options be exercised or contract renewals not be obtained, could have a material adverse effect on the Company's future results of operations. Because the Company now believes there is a reasonable likelihood that the buyout options on 2 of the units will be exercised in 1994, the Company has elected to defer income recognition prospectively on these 2 units to the extent of potential losses that could occur upon exercise of the options. At December 31, 1993, the Company had provided $.6 million of reserves to offset potential losses on the units if the buyout options were to be exercised on 2 of the units. The Company expects to defer additional income recognition in the amounts of $1.6 million, $1.8 million, and $1.8 million, respectively, during the first 3 quarters of 1994.

     Approximately 62% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations in 1993. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its Venezuelan contracts.

     In conjunction with the return to Diamond M of 3 offshore drilling rigs under long-term charters, a dispute existed as to whether or not the Company complied with the terms of the charters regarding maintenance and repair of the rigs during the charter period, as well as the condition of the rigs upon redelivery. Diamond M withheld payment of $1.7 million in notes payable by Diamond M to the Company, representing a part of the purchase price for the subject rigs. Diamond M also claimed additional damages associated with repairs to the drilling rigs. In June 1993, a partial summary judgment awarded the Company $1.8 million, together with interest and attorney's fees, for the notes payable by Diamond M to the Company, offset by certain charter hire payments due Diamond M. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division. The judgment awarded Diamond M $3.5 million, plus court costs, offset by the partial summary judgment of $1.8 million. The Company paid Diamond M $1.7 million in February, 1994, as a final settlement of all disputed issues. See "Legal Proceedings" and Note 13 of Notes to Consolidated Financial Statements.

     The Company's credit agreement with INCC provides for a $10.0 million working capital line of credit facility which matures January 1, 1995 and a $30.0 million term loan which matures January 1, 1995. As of December 31, 1993, the outstanding balance of the Company's term loan with INCC was $13.1 million. The Company has $10.0 million currently available under the working capital line of credit facility. The Company executed a commitment letter to amend the terms of the credit facility to increase the amount available to $20.0 million, subject to certain borrowing base limitations, and extend the maturity date to January 1, 1996. See Note 14 of Notes to Consolidated Financial Statements.

     The ability of the Company to fund working capital, capital expenditures, debt service and dividends in excess of cash on hand will be dependent upon the success of the Company's domestic and foreign operations. To the extent that internal sources are insufficient to meet those cash requirements, the Company can draw on its available credit facility or seek other debt or equity financing; however, the Company can give no assurance that such other debt or equity financing would be available on terms acceptable to the Company.

     In any case, the satisfaction of long-term capital requirements will depend upon successful implementation by the Company of its business strategy and future results of operations. Management believes it has successfully implemented the strategy to achieve results of operations commensurate with its immediate and near-term liquidity requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company appear on pages 31 through 55 hereof and are incorporated by reference into this
Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission (the "Commission"), describes the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive
Officers -- Compensation" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding management compensation and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under captions "Principal Shareholders" and "Election of Directors -- Security Ownership of Management" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

          (1) and (2) Financial Statements and Schedules

             See "Index to Consolidated Financial Statements and Schedules" on Page 29.

          (3) Exhibits. See Exhibit Index on pages 61 to 64

     The management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report are as follows:

        10.7            -- Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
                           on Form S-1, No. 33-23508, filed under the Securities Act).
        10.7.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company
                           1988 Incentive Equity Plan.
        10.7.2          -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling Company
                           1988 Incentive Equity Plan.
        10.8            -- Cliffs Drilling Company Incentive Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
                           on Form S-1, No. 33-23508, filed under the Securities Act).

        10.9            -- Cliffs Drilling Company Retention Plan for Salaried Employees
                           (incorporated by reference to Exhibit 10.10 to the Company's
                           Registration Statement on Form S-1, No. 33-23508, filed under the
                           Securities Act).
        10.9.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company
                           Retention Plan for Salaried Employees.
        10.9.2          -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling Company
                           Retention Plan for Salaried Employees.
        10.10           -- Form of Indemnification Agreement between the Company and its of-
                           ficers and directors (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-23508,
                           filed under the Securities Act).
        10.11           -- Form of Restricted Stock Award Agreement entered into between the
                           Company and certain key executive officers (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement
                           on Form S-1, No. 33-23508, filed under the Securities Act).
        10.11.1         -- Form of Restricted Stock Award Agreement dated as of December 31,
                           1992 entered into between the Company and certain key executive officers (incorporated by reference to Exhibit 10.10.1 to the
                           Company's Form 10-K for the fiscal year ended December 31, 1992).
        10.11.2         -- Form of Deferred Stock Award Agreement dated as of December 31,
                           1992 entered into between the Company and certain key executive officers.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 4, 1994                             CLIFFS DRILLING COMPANY

                                          By:     /s/ DOUGLAS E. SWANSON
                                             -----------------------------
                                                     Douglas E. Swanson
                                                    President & Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                     DATE
- ---------------------------------------------   ----------------------------    ---------------
                     /s/  M. M. CONE               Chairman of the Board          March 4, 1994
- ---------------------------------------------
                 M. M. Cone
             /s/  DOUGLAS E. SWANSON                President & Director          March 4, 1994
- ---------------------------------------------            (Principal
             Douglas E. Swanson                      Executive Officer)
              /s/  RANDOLPH NEWCOMER            Executive Vice President and      March 4, 1994
- ---------------------------------------------             Director
              Randolph Newcomer
              /s/  ROBERT M. MCINNES                      Director                March 4, 1994
- ---------------------------------------------
              Robert M. McInnes
                  /s/  JOSEPH E. REID                     Director                March 4, 1994
- ---------------------------------------------
               Joseph E. Reid
                   /s/  JOHN D. WEIL                      Director                March 4, 1994
- ---------------------------------------------
                John D. Weil
                /s/  H. ROBERT HIRSCH                     Director                March 4, 1994
- ---------------------------------------------
                Robert Hirsch
               /s/  EDWARD A. GUTHRIE              Vice President-Finance         March 4, 1994
- ---------------------------------------------       (Principal Financial
              Edward A. Guthrie                           Officer)
                 /s/  CINDY B. TAYLOR               Corporate Controller          March 4, 1994
- ---------------------------------------------            (Principal
               Cindy B. Taylor                      Accounting Officer)

                         FORM 10-K ITEM 14A (1) AND (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                     PAGES
                                                                     -----
Report of Independent Auditors...................................      30
Consolidated Statements of Operations for Each of the Three Years
  in the Period Ended December 31, 1993..........................      31
Consolidated Balance Sheets, December 31, 1993 and 1992..........      32
Consolidated Statements of Cash Flows for Each of the Three Years
  in the Period Ended December 31, 1993..........................      33
Consolidated Statements of Changes in Shareholders' Equity
  for Each of the Three Years in the Period Ended
  December 31, 1993..............................................      34
Notes to Consolidated Financial Statements.......................      35

Schedules:
  For Each of the Three Years in the Period Ended December 31, 1993:

        V    Property and Equipment................................    56
       VI    Accumulated Depreciation, Depletion and Amortization
             of Property and Equipment.............................    57
     VIII    Valuation and Qualifying Accounts.....................    58
       IX    Short-Term Borrowings.................................    59
        X    Supplementary Statements of Operations Information....    60

     All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable or the information required thereby is set forth in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLIFFS DRILLING COMPANY

     We have audited the accompanying consolidated balance sheets of Cliffs Drilling Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG

Houston, Texas
February 23, 1994

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1993           1992           1991
                                                          --------       --------       --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
REVENUES................................................  $ 65,538       $ 76,838       $ 84,503
COSTS AND EXPENSES:
  Operating Expenses....................................    34,983         57,505         70,178
  Depreciation, Depletion and Amortization..............    17,438         12,883          9,369
  Contract Termination Provision........................       577             --             --
  Writedown in Carrying Value of Oil and Gas
     Properties.........................................        --          1,500          4,000
  Exploration Costs.....................................       188            141            547
  General and Administrative Expense....................     4,807          4,512          4,352
                                                          --------       --------       --------
                                                            57,993         76,541         88,446
                                                          --------       --------       --------
OPERATING INCOME (LOSS).................................     7,545            297         (3,943)
OTHER INCOME (EXPENSE):
  Litigation Settlement and Expenses....................    (3,703)            --             --
  Gain on Disposition of Assets.........................     2,016          4,965          1,340
  Interest Income.......................................       858            139            336
  Interest Expense......................................    (1,356)        (1,365)        (1,347)
  Other, net............................................    (1,049)        (1,018)          (268)
                                                          --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES.......................     4,311          3,018         (3,882)
INCOME TAX EXPENSE (BENEFIT)............................       685             --             --
                                                          --------       --------       --------
NET INCOME (LOSS).......................................     3,626          3,018         (3,882)
DIVIDENDS APPLICABLE TO PREFERRED STOCK.................    (2,659)        (2,659)        (2,660)
                                                          --------       --------       --------
NET INCOME (LOSS) APPLICABLE TO COMMON AND COMMON
  EQUIVALENT SHARES.....................................  $    967       $    359       $ (6,542)
                                                          --------       --------       --------
                                                          --------       --------       --------
NET INCOME (LOSS) PER SHARE:
  Primary...............................................  $   0.21       $   0.11       $  (2.19)
                                                          --------       --------       --------
                                                          --------       --------       --------
  Assuming Full Dilution................................  $   0.21       $   0.11       $  (2.19)
                                                          --------       --------       --------
                                                          --------       --------       --------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING:
  Primary...............................................     4,514          3,257          2,992
                                                          --------       --------       --------
                                                          --------       --------       --------
  Assuming Full Dilution................................     4,514          3,257          2,992
                                                          --------       --------       --------
                                                          --------       --------       --------

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                       1993          1992
                                                                     ---------     ---------
                                                                         (IN THOUSANDS)
                              ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents........................................  $  10,615     $  15,697
  Accounts Receivable, net of allowance for doubtful accounts of
     $697 and $307 in 1993 and 1992, respectively..................     15,743        18,078
  Other Receivables................................................      4,673         2,786
  Inventories......................................................      2,478         1,991
  Drilling Contracts in Progress...................................        485         1,141
  Prepaid Insurance................................................      1,098           674
  Other Prepaid Expenses...........................................      2,937         3,691
                                                                     ---------     ---------
          Total Current Assets.....................................     38,029        44,058
PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment.......................................    168,059       198,794
  Oil and Gas Properties ("successful efforts" method).............     24,888        23,290
  Other............................................................      2,534         2,303
                                                                     ---------     ---------
                                                                       195,481       224,387
  Less: Accumulated Depreciation, Depletion and Amortization.......   (108,975)     (123,209)
                                                                     ---------     ---------
     Net Property and Equipment....................................     86,506       101,178
NOTES AND OTHER RECEIVABLES -- LONG TERM...........................      7,044         4,760
OTHER ASSETS.......................................................      1,944           207
                                                                     ---------     ---------
          TOTAL ASSETS.............................................  $ 133,523     $ 150,203
                                                                     ---------     ---------
                                                                     ---------     ---------
               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable.................................................  $  10,557     $  15,855
  Accrued Expenses, Including Interest.............................      5,154         3,373
  Accrued Litigation Settlement and Expenses.......................      1,700            --
                                                                     ---------     ---------
          Total Current Liabilities................................     17,411        19,228
NOTES PAYABLE -- LONG TERM.........................................     13,108        28,348
OTHER LIABILITIES..................................................        659           806
DEFERRED INCOME....................................................      1,101         1,625
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
  $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000
     shares authorized; 1,150,000 shares issued and outstanding at
     December 31, 1993 and 1992, respectively ($28,750,000
     liquidation value)............................................     28,750        28,750
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 15,000,000 shares authorized;
     4,513,104 and 4,510,604 shares issued and outstanding at
     December 31, 1993 and 1992, respectively......................         45            45
  Paid in Capital..................................................     99,133        99,042
  Retained Earnings (Deficit)......................................    (26,292)      (27,259)
  Less: Notes Receivable from Officers for Restricted Stock........       (232)         (232)
         Restricted Stock..........................................       (103)         (150)
         Treasury Stock, at cost, 5,000 shares at December 31,
         1993......................................................        (57)           --
                                                                     ---------     ---------
        Total Shareholders' Equity.................................     72,494        71,446
                                                                     ---------     ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................  $ 133,523     $ 150,203
                                                                     ---------     ---------
                                                                     ---------     ---------

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1993         1992         1991
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income (Loss)........................................   $   3,626    $   3,018    $  (3,882)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation, Depletion and Amortization..............      17,438       12,883        9,369
     Contract Termination Provision........................         577           --           --
     Writedown in Carrying Value of Oil and Gas
       Properties..........................................          --        1,500        4,000
     Mobilization Expense Amortization.....................       1,930        1,846        1,496
     Litigation Settlement and Expenses....................       3,703           --           --
     Gain on Disposition of Assets.........................      (2,016)      (4,965)      (1,340)
     Abandonments of Oil and Gas Properties................          --           --          493
     Other.................................................        (232)         638          304
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable.................................        (853)      (4,361)      (2,602)
       Inventories.........................................        (487)         (53)          37
       Drilling Contracts in Progress......................         682        4,405        1,886
       Prepaid Expenses and Other Current Assets...........      (1,472)       3,155          591
       Notes and Other Receivables.........................          --        1,208        1,767
       Other Assets........................................      (1,865)         (72)      (1,898)
       Accounts Payable and Other Accrued Liabilities......      (3,810)      (9,393)       7,927
       Deferred Income.....................................          --       (1,718)      (2,622)
                                                              ---------    ---------    ---------
          Net Cash Provided By (Used In) Operating
            Activities.....................................      17,221        8,091       15,526
INVESTING ACTIVITIES:
  Capital Expenditures.....................................     (12,668)     (21,878)     (33,316)
  Proceeds from Sale of Property and Equipment.............       6,847          335          275
  Insurance Proceeds from Loss of Rig and Related
     Equipment.............................................          --       10,000           --
  Collection of Notes Receivable...........................       1,456           --           --
                                                              ---------    ---------    ---------
          Net Cash Provided By (Used In) Investing
            Activities.....................................      (4,365)     (11,543)     (33,041)
FINANCING ACTIVITIES:
  Proceeds from Borrowings.................................          --       12,500       29,000
  Payments on Borrowings...................................     (15,240)     (11,152)      (7,000)
  Payments Under Capital Lease Obligations.................          --       (2,682)      (1,995)
  Acquisition of Treasury Stock............................         (57)          --           --
  Proceeds from Issuance of Common Stock...................          18       18,416           --
  Preferred Stock Dividends................................      (2,659)      (2,659)      (2,660)
                                                              ---------    ---------    ---------
          Net Cash Provided By (Used In) Financing
            Activities.....................................     (17,938)      14,423       17,345
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      (5,082)      10,971         (170)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD................................................      15,697        4,726        4,896
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................   $  10,615    $  15,697    $   4,726
                                                              ---------    ---------    ---------
                                                              ---------    ---------    ---------

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     NOTES
                                                                     RECEIVABLE
                                                                      FROM
                                                                     OFFICERS
                                                         RETAINED     FOR
                                      COMMON   PAID IN   EARNINGS    RESTRICTED RESTRICTED TREASURY
                                      STOCK    CAPITAL   (DEFICIT)   STOCK      STOCK      STOCK
                                      ------   -------   --------    ------     ------     ------
                                                            (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1990.........  $ 30    $80,382   $(21,076)   $   --     $ (839)    $   --
  Net Income (Loss)..................    --         --     (3,882)       --         --         --
  Restricted Stock Issuance..........    --         27         --        --        (27)        --
  Preferred Stock Dividends
     Declared........................    --         --     (2,660)       --         --         --
  Amortization of Restricted Stock...    --         --         --        --        274         --
                                      ------   -------   --------    ------     ------     ------
BALANCE AT DECEMBER 31, 1991.........    30     80,409    (27,618)       --       (592)        --
                                      ------   -------   --------    ------     ------     ------
                                      ------   -------   --------    ------     ------     ------
  Net Income (Loss)..................    --         --      3,018        --         --         --
  Common Stock Issuance..............    15     18,401         --        --         --         --
  Restricted Stock Issuance..........    --        232         --      (232)        --         --
  Preferred Stock Dividends
     Declared........................    --         --     (2,659)       --         --         --
  Amortization of Restricted Stock...    --         --         --        --        442         --
                                      ------   -------   --------    ------     ------     ------
BALANCE AT DECEMBER 31, 1992.........    45     99,042    (27,259)     (232)      (150)        --
                                      ------   -------   --------    ------     ------     ------
                                      ------   -------   --------    ------     ------     ------
  Net Income (Loss)..................    --         --      3,626        --         --         --
  Stock Options Exercised............    --         18         --        --         --         --
  Restricted Stock Issuance..........    --         73         --        --        (73)        --
  Treasury Stock Acquired............    --         --         --        --         --        (57)
  Preferred Stock Dividends
     Declared........................    --         --     (2,659)       --         --         --
  Amortization of Restricted Stock...    --         --         --        --        120         --
                                      ------   -------   --------    ------     ------     ------
BALANCE AT DECEMBER 31, 1993.........  $ 45    $99,133   $(26,292)   $ (232)    $ (103)    $  (57)
                                      ------   -------   --------    ------     ------     ------
                                      ------   -------   --------    ------     ------     ------

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Corporate Structure

     On June 21, 1988, Cliffs Drilling Company (the "Company") became a separate publicly-owned company as a result of the spin-off of the Company to shareholders of Cleveland-Cliffs Inc ("Cleveland"). These statements include the activities of the Company's wholly-owned subsidi-aries, Cliffs Oil and Gas Company ("COGC") and Cliffs Drilling International, Inc. ("International"), the Company's Venezuelan activities, which are organized as a foreign branch, and the Company's one-third ( 1/3) interest in a joint venture in Mexico which was organized to perform turnkey drilling services.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Activities of the Venezuelan branch are also recorded in the accounts of the Company. Certain foreign turnkey drilling operations conducted through International have been consolidated based upon the Company's pro rata ownership. The Company's interest in the operations of Cliffs Neddrill Central Turnkey International, a joint venture consisting of Cliffs Drilling International, Inc., a wholly-owned subsidiary of the Company, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A. de C.V. ("CNCTI") has been accounted for under the equity method. All significant intercompany transactions and balances are eliminated in consolidation.

  Cash and Cash Equivalents

     The Company's policy is to invest cash in short-term investments. Uninvested cash balances are kept at minimum levels. Investments are valued at cost, which approximates market. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

  Inventories

     Inventories, consisting principally of tubular goods consumed in turnkey drilling operations, and spare drilling parts, are carried at cost, specific identification method.

  Drilling Contracts in Progress

     The Company recognizes revenues and expenses related to its turnkey drilling contracts when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is realized. The amount of drilling contracts in progress is dependent on the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are anticipated.

  Revenue Recognition

     The Company recognizes revenues from its daywork drilling and MOPU operations based upon the contracted daily rate multiplied by the number of operating days in the period. Turnkey drilling contract revenues are recognized when all terms and conditions of the contract have been fulfilled. The Company recognizes oil and gas revenue from its interests in producing wells based upon the sales method.

     Each of the 3 MOPUs working in Venezuela has an initial contract term of two years expiring in 1994, subject to certain buyout options. The buyout options can be exercised at any time during the

                            CLIFFS DRILLING COMPANY
contract term. Because the Company now believes there is a reasonable likelihood that the buyout options on 2 of the units will be exercised in 1994, the Company defers income recognition on these 2 units to the extent of potential losses that could occur upon exercise of the options. The deferral of income recognition is reflected as "Contract Termination Provision" in the Consolidated Statements of Operations and in "Deferred Income" in the Consolidated Balance Sheets.

  Property and Equipment

     Property and equipment are carried at original cost or at adjusted net realizable value, as applicable. Certain leases have been capitalized and the leased assets have been included in property and equipment. Major renewals and betterments are capitalized in the property accounts, while the cost of repairs and maintenance is charged to operating expenses in the period incurred.

     The Company records expenditures made on significant projects as construction in progress ("CIP") until the assets are ready for their intended use. No depreciation expense is recorded on amounts included in CIP.

     Interest on funds borrowed for construction of qualifying assets is capitalized during the construction period. Amortization of capitalized interest is included in depreciation, depletion and amortization in the Consolidated Statements of Operations.

     Cost and accumulated depreciation are removed from the accounts when assets are sold or retired and the resulting gains or losses are included in the Consolidated Statements of Operations.

     Depreciation of property and equipment is provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets. Amortization of capital leases is included in depreciation, depletion and amortization in the Consolidated Statements of Operations.

     Costs related to the exploration and development of oil and gas properties are accounted for under the "Successful Efforts" method of accounting. Lease acquisition costs related to oil, gas and mineral properties are capitalized when incurred. The acquisition costs of unproved properties, which are individually significant, are assessed on a property-by-property basis and a loss is recognized by provision of a valuation allowance when the assessment indicates an impairment in value. Exploration costs, excluding exploratory wells, are charged to expense as incurred. Costs of drilling exploratory wells are capitalized pending determination as to whether the wells have proved reserves which justify commercial development. If commercial reserves are not found, the drilling costs are charged to dry hole expense. Tangible and intangible drilling costs applicable to productive exploratory wells and to the development of oil and gas reserves are capitalized.

     The cost of productive leaseholds is amortized by field on the unit of production basis by applying the ratio of produced oil and gas to estimated proved reserves. Lease and well equipment and other intangible drilling costs associated with productive wells are amortized based on proved developed reserves. The carrying value of proved oil and gas properties is limited to the undiscounted future net revenue from proved reserves, adjusted for income taxes, on a company-wide basis.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Deferred income taxes are provided on

                            CLIFFS DRILLING COMPANY
items recognized in different periods for financial and tax reporting purposes. See Note 7 of Notes to Consolidated Financial Statements.

  Earnings (Loss) Per Share

     Primary earnings (loss) per share computations are based on net income
(loss) less dividends on the Company's $2.3125 Convertible Exchangeable Preferred Stock (the "Preferred Stock"), divided by the average number of common shares and equivalents outstanding during the respective years. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. The Preferred Stock is not included in the primary earnings (loss) per share computation as it is not a common stock equivalent. Fully diluted earnings per common share computations are made after the assumption of conversion of the preferred stock when the effect of such conversion is dilutive.

  Foreign Currency Translation

     The U.S. dollar is the functional currency for all of the Company's operations. Foreign currency gains and losses are included in the Consolidated Statements of Operations during the period incurred. Foreign currency losses for 1993, 1992 and 1991 amounted to $443,000, $132,000 and $112,000, respectively, and are included in "Other, net" in the Consolidated Statements of Operations.

  Concentration of Credit Risk

     The market for the Company's services is the oil and gas industry, and the Company's customers consist primarily of integrated and government-owned international oil companies and independent oil and gas producers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses, when necessary. Accordingly, management considers such credit risk to be limited.

  Change in Presentation

     Certain financial statement items have been reclassified in prior years to make them conform with the current year presentation.

2. PROCEEDS-OF-PRODUCTION DRILLING PROGRAM, OTHER RECEIVABLES, AND NOTES AND OTHER RECEIVABLES -- LONG TERM

     The Company entered into a proceeds-of-production drilling program in 1986 to drill and/or complete 25 oil and gas wells. The revenues due under this arrangement were paid to the Company through an assignment of the proceeds of production generated from the wells drilled. In addition, the Company entered into separate agreements with other industry companies to provide goods and services and were paid in a like manner from the proceeds received by the Company. The revenues and costs associated with the services supplied directly by the Company, including handling fees and interest income, were deferred, resulting in income to be recognized in future periods. Revenues and expenses were recognized in amounts equal to the portion of the cash payments applicable to directly supplied services until all the Company's costs were recovered in the fourth quarter of 1989.

     During the years 1993, 1992, and 1991, net income of $0, $1,380,000, and $1,240,000 respectively, was recognized from the proceeds-of-production drilling program. At December 31,

                            CLIFFS DRILLING COMPANY

1993 and 1992, amounts due the Company of $0 and $1,288,000, respectively, were included in "Other Receivables" for the current portion and amounts of $0 and $3,060,000, respectively, were included in "Notes and Other
Receivables -- Long-Term" for the noncurrent portion based upon the estimates of future proceeds of production prepared by the Company's independent petroleum consultants. At December 31, 1993 and 1992, amounts of $0 and $1,533,000, respectively, were included in "Deferred Income." Outstanding accounts receivable earned interest at the prime rate plus 2%.

     On one of the program wells drilled, an alleged failure of the casing provided by one of the industry companies ("Vendor") led the Company to, at the direction of the operator, withhold proceeds due under the assignment agreement pending legal determination of responsibility for the casing failure and remedial costs. The dispute among the Company, the Vendor and the operator regarding the alleged casing failure was referred to the American Arbitration Association for settlement as provided in the agreement. The proceedings before the panel failed to provide sufficient evidence to prove that the Vendor was responsible for the alleged casing failure. On November 12, 1991, an award totaling $1,740,000 was granted the Vendor by the arbitration panel, which represented the amounts previously withheld plus accrued interest and legal fees. The award was paid by the Company on December 16, 1991, and was recoverable, along with the Company's legal fees of $131,000, from the proceeds of production generated from the program wells drilled.

     Effective January 1, 1993, the Company sold its interest in the proceeds-of-production drilling program together with its 4 inland posted barge drilling rigs, and paid the remaining industry companies for their interests in the production.

     Other Receivables are summarized as follows:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1993        1992
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Proceeds-of-production drilling program..................  $    --     $ 1,288
        Insurance................................................    3,527         818
        Other....................................................    1,146         680
                                                                   -------     -------
                  Total..........................................  $ 4,673     $ 2,786
                                                                   -------     -------
                                                                   -------     -------

     Notes and Other Receivables -- Long Term are summarized as follows:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1993        1992
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Notes receivable -- Cerrito Investment Corporation
          (see Note 3)...........................................  $ 7,044     $    --
        Notes receivable -- Diamond M (see Note 4)...............       --       1,700
        Proceeds-of-production drilling program..................       --       3,060
                                                                   -------     -------
                  Total..........................................  $ 7,044     $ 4,760
                                                                   -------     -------
                                                                   -------     -------

3. PROPERTY AND EQUIPMENT

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds to Cerrito Investment Corporation for an aggregate sales price of $13,500,000, consisting of $5,000,000 in cash and $8,500,000 in notes. The first note has a face amount of $1,000,000, bears interest at the base rate on corporate loans as quoted

                            CLIFFS DRILLING COMPANY
by the Wall Street Journal, and is due on or before December 31, 1995. Interest is due and payable semi-annually and commenced June 30, 1993. The second note has a face amount of $7,500,000, bears interest at the base rate on corporate loans as quoted by the Wall Street Journal plus one and one-half (1-1/2%), and matures on January 1, 1998. Principal and interest on the $7,500,000 note is payable on a monthly basis solely from the proceeds of the oil and gas production payment which secures the note. No net gain or loss on the sale was recorded for financial reporting purposes.

     During the fourth quarter of 1992, the Company purchased 5 jack-up drilling rigs for $6,000,000 in cash. The Company has converted 2 of the 5 rigs to MOPUs, converted one to a mobile offshore supply unit for use in the Bay of Campeche, Mexico, mobilized one unit to the Bay of Tampico, Mexico in February, 1994, to drill turnkey wells, and presently expects to bareboat charter the other unit to a third party for use as a workover rig in the U.S. Gulf of Mexico.

     On October 31, 1991, the Company purchased 3 jack-up drilling rigs from Chiles Offshore Corporation ("Chiles") for $15,500,000 in cash. The Company completed the process of refurbishing and converting the rigs for operation as portable compression units in Lake Maracaibo, Venezuela in 1992. The 3 units were contracted to Dresser-Rand Company ("Dresser-Rand") and mobilized to Venezuela. Expenditures made in 1991 to acquire and modify the rigs, in addition to the associated financing costs, were included in CIP until the units became operational. No interest was capitalized during the year ended December 31, 1993. Total interest capitalized during the years ended December 31, 1992 and 1991 was $1,278,000 and $248,000, respectively. Costs to mobilize the rigs to Venezuela were reimbursed to the Company by Dresser-Rand.

     Capital leases related to 3 land drilling rigs expired in January, 1992, resulting in the release of the lessors' security interests in such rigs. A capital lease related to an inland posted barge rig expired in July, 1990. The Company exercised its purchase option on the barge and its associated drill pipe for $2,101,841. The rig was sold effective January 1, 1993.

4. DIAMOND M TRANSACTION

     On May 24, 1989, the Company sold 2 jack-up rigs and a semisubmersible rig to Diamond Offshore Company ("Diamond M"), formerly known as Loews San Antonio Hotel Corporation, for a purchase price of $22,000,000 consisting of $15,000,000 in cash and three promissory notes totaling $7,000,000. Each promissory note was for a term of three years, had an interest rate of 10% per annum and was guaranteed by Loews Corporation, the parent of Diamond M. In connection with the sale, the Company entered into bareboat charters with Diamond M at competitive rates for the 3 rigs for a period of two years from the effective date of the sale. Principal and interest payments by Diamond M to the Company were structured to minimize cash outflow during the charter period.

     A gain of $10,300,000 was recorded on the sale of the 3 rigs to Diamond M, $4,500,000 of which was recognized in 1989 and $5,800,000 of which was deferred and amortized to income over the charter hire period (1989-1991).

     In conjunction with the return of the 3 rigs under the terms of the respective bareboat charters with Diamond M, a dispute arose between the Company and Diamond M over the amounts payable pursuant to the promissory notes executed by Diamond M and the Company, among other matters. This dispute was settled in February, 1994, with a payment to Diamond M of $1,700,000. See Note 13 of Notes to Consolidated Financial Statements.

5. OTHER ASSETS

     CNCTI was awarded a contract for one of 4 turnkey bid packages to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. Two turnkey contracts

                            CLIFFS DRILLING COMPANY
were completed in 1993 and were accounted for by the Company under the equity method. Equity in earnings of CNCTI of $602,000 is included in the Consolidated Statements of Operations as "Revenues" for the year ended December 31, 1993. The Company's investment in CNCTI of $1,852,000 is included in the Consolidated Balance Sheets under the caption "Other Assets" at December 31, 1993.

     The following information summarizes the unaudited Statements of Operations and Balance Sheets of CNCTI:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
                                                                     (UNAUDITED)
    Revenues............................................  $ 23,718     $     --     $     --
    Operating expenses..................................    21,518           --           --
                                                          --------     --------     --------
              Operating income..........................     2,200           --           --
    Other, net..........................................      (395)          --           --
                                                          --------     --------     --------
              Net income................................  $  1,805     $     --     $     --
                                                          --------     --------     --------
                                                          --------     --------     --------

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
    Current assets.................................................  $ 13,739     $     --
    Noncurrent assets..............................................       209           --
                                                                     --------     --------
              Total assets.........................................  $ 13,948           --
                                                                     --------     --------
                                                                     --------     --------
    Current liabilities............................................  $  7,943           --
    Noncurrent liabilities.........................................       450           --
    Equity.........................................................     5,555           --
                                                                     --------     --------
              Total liabilities and equity.........................  $ 13,948     $     --
                                                                     --------     --------
                                                                     --------     --------

6. NOTES PAYABLE

     In conjunction with the acquisition of 3 jack-up rigs from Chiles and the related Dresser-Rand contracts, the Company entered into an interim financing agreement with NMB Postbank Groep N.V., now known as Internationale Nederlanden (U.S.) Capital Corporation ("INCC"), on October 31, 1991. The interim financing provided $20,000,000 in available funding for the purchase, construction, modification, mobilization and interest carry on the 3 jack-up rigs ("Term Loan") and $10,000,000 in a working capital credit facility. On December 16, 1991, a permanent facility replaced the interim agreement and increased the amount available under the Term Loan to $30,000,000.

     For the $30,000,000 Term Loan, the Company paid a fee equal to two percent (2%) of the facility. Advances to the Company bear interest at either two percent (2%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or INCC's prime rate; or at the adjusted LIBOR rate plus three and three-quarters percent (3 3/4%) per annum during the period prior to commencement of payments on all three charters from Dresser-Rand, ("Mobilization Period") and, thereafter, at one percent (1%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or INCC's prime rate; or at the adjusted LIBOR rate plus

                            CLIFFS DRILLING COMPANY
two and three-quarters percent (2 3/4%) per annum. The applicable lending rate under the Term Loan was approximately six and three-eighths percent (6 3/8%) per annum at December 31, 1993. The Term Loan matures on January 1, 1995.

     All advances to the Company from the $10,000,000 working capital credit facility bear interest at one and one-half percent (1 1/2%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or INCC's prime rate; or at the adjusted LIBOR rate plus three and one-quarter percent (3 1/4%) per annum. The Company is also obligated to pay INCC (i) a commitment fee equal to one-half percent ( 1/2%) per annum on the average daily unadvanced portion of the commitments and (ii) a letter of credit fee of two percent (2%) per annum on the average daily undrawn and unexpired amount of each letter of credit during the period that sum remains outstanding. The working capital credit facility expires January 1, 1995.

     At December 31, 1993, the Company had outstanding borrowings amounting to $13,108,000 of the $30,000,000 available under the Term Loan and $0 of the $10,000,000 available under the working capital credit facility. Eighty-five percent (85%) of the cash flow attributable to the contracts for the Company's 3 MOPUs working in Venezuela is dedicated to debt repayment under the contracts and loan agreements relating to such MOPUs. The carrying amount of the Company's notes payable approximates fair market value. See Note 14 of Notes to Consolidated Financial Statements.

     The notes are secured by accounts receivable, certain oil and gas properties, and a first preferred fleet mortgage on a majority of the Company's rig inventory. In addition, both notes are secured by an assignment of the revenues due under the contract with Dresser-Rand. Under the First Restated Credit Agreement with INCC, as amended, the Company is required to comply with various covenants including, but not limited to, the maintenance of various financial ratios, and is restricted from declaring, making, or paying any dividends on the Common Stock.

     Interest payments on all indebtedness amounted to $1,536,000, $2,623,000 and $894,000 for the years ended December 31, 1993, 1992, and 1991, respectively. Of the totals, $751,000 related to capital leases for the year ended December 31, 1991.

7. INCOME TAXES

     The Company has incurred net operating losses in prior years resulting in tax net operating loss carryforwards. Of the total carryforwards available, $17,959,000 was utilized during 1993 to offset taxable income for the year. At December 31, 1993, remaining net operating loss carryforwards are $7,684,000 for regular tax purposes. The Company also has a percentage depletion carryover to 1994 of $506,000 and a charitable contribution carryover to 1994 of $24,000. The majority of these amounts have been realized in the financial statements as a reduction of deferred taxes. In addition, the Company has $2,353,000 of unused investment tax credit carryforwards at December 31, 1993. These carryforwards are available for use by the Company through the following expiration dates:

                                                                                ALTERNATIVE
                                            UNUSED          REGULAR TAX         MINIMUM TAX
                                          INVESTMENT       NET OPERATING       NET OPERATING
                                             TAX               LOSS                LOSS
                                          CREDITS(1)       CARRYFORWARDS       CARRYFORWARDS
                                          ----------       -------------       -------------
                                                          (IN THOUSANDS)
        1994..............................  $    959          $    --             $    --
        1995..............................       482               --                  --
        1996..............................       741               --                  --
        1997 - 2006.......................       171            7,684               8,855
                                          ----------       -------------       -------------
                  Total...................  $  2,353          $ 7,684             $ 8,855
                                          ----------       -------------       -------------
                                          ----------       -------------       -------------

- ---------------

(1) The investment tax credits reflect the 35% reduction required by the Tax Reform Act of 1986.

                            CLIFFS DRILLING COMPANY

     The Company provided for $475,000 of U.S. federal income taxes for the year ended December 31, 1993, due to the alternative minimum tax provisions of the Internal Revenue Code. In addition, the Company provided for $210,000 of Mexican taxes, which are available for credit in the U.S. through 1998.

     The Company recognized no deferred tax assets or liabilities at December 31, 1993 or 1992, because the tax effects of operating loss carryforwards are offset by the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes and the valuation allowance applied to deferred tax assets. The significant components of deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
                                                                    (IN THOUSANDS)
        Deferred tax liabilities:
          Tax over book depreciation...........................  $  9,270     $ 16,051
          Safe harbor lease income.............................     3,024        4,429
                                                                 --------     --------
                  Total deferred tax liabilities...............    12,294       20,480
                                                                 --------     --------
        Deferred tax assets:
          Net operating loss carryforwards.....................     2,613       10,272
          Safe harbor lease expense............................     8,615       10,827
          Unused investment tax credits........................     2,353        2,937
          Percentage depletion carryforward....................       172           --
          Charitable contribution carryforward.................         8           --
          Minimum tax credit...................................       475           --
          Foreign tax credit...................................       210           --
          Other, net...........................................       991          499
                                                                 --------     --------
                  Total deferred tax assets....................    15,437       24,535
        Valuation allowance for deferred tax assets............    (3,143)      (4,055)
                                                                 --------     --------
          Net deferred tax assets..............................    12,294       20,480
                                                                 --------     --------
                  Net..........................................  $     --     $     --
                                                                 --------     --------
                                                                 --------     --------

     For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
    Income (loss) before income taxes:
      United States.....................................  $ (6,348)    $    138     $ (5,062)
      Foreign...........................................    10,659        2,880        1,180
                                                          --------     --------     --------
              Total.....................................  $  4,311     $  3,018     $ (3,882)
                                                          --------     --------     --------
                                                          --------     --------     --------

                            CLIFFS DRILLING COMPANY

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                               FOR THE YEAR ENDED DECEMBER
                                                                           31,
                                                              -----------------------------
                                                              1993        1992        1991
                                                              -----       -----       -----
                                                                     (IN THOUSANDS)
    Current:
      Federal...............................................  $ 475       $  --       $  --
      Foreign...............................................    210          --          --
                                                              -----       -----       -----
              Total.........................................  $ 685       $  --       $  --
                                                              -----       -----       -----
                                                              -----       -----       -----

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1993        1992         1991
                                                            -------     -------     --------
                                                                     (IN THOUSANDS)
    Tax at U.S. statutory rates (34%).....................   $1,466      $1,026     $ (1,320)
    Tax benefits not recognized due to net operating loss
      carryforwards.......................................     (610)       (706)       1,320
    Foreign taxes.........................................      210          --           --
    Alternative minimum tax...............................      475          --           --
    Change in valuation allowance.........................     (912)       (320)          --
    Other, net............................................       56          --           --
                                                            -------     -------     --------
              Income tax expense (benefit)................  $   685     $    --     $     --
                                                            -------     -------     --------
                                                            -------     -------     --------

     Income tax payments amounted to $658,000 for the year ended December 31, 1993. No income tax payments were made during the years ended December 31, 1992 and 1991.

8. TAX LEASES

     The Company contracted for the construction of 2 jack-up drilling rigs in the period 1980-1982 at a cost of $65,575,000. For tax purposes, both rigs were sold in 1982 to third parties under lease back terms pursuant to Section 168(f)(8) of the Internal Revenue Code ("Safe Harbor Lease"). Cleveland received a payment in the aggregate of $16,685,000 which represented the investment tax credit and depreciable benefits attributable to the rigs. The interest income and principal due the Company from the third parties is equal to the lease payments by the Company to the third parties throughout the lease term.

     The future net tax deductions associated with the Safe Harbor Leases are $2,950,000, $3,732,000, $4,644,000 and $5,117,000 for the years 1994, 1995,
1996, and 1997, respectively.

9. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan ("401(k) Plan"). Under the 401(k) Plan, an employee who has reached age 21 and completed one year of service is eligible to participate in the plan through contributions that range in one percent multiples up to 16% of salary, with a 1993 dollar maximum of $8,994. In addition, the Company contributes (or "matches") on behalf of each participant an amount equal to 100% of the portion of each participant's contribution which does not exceed 6% of the participant's annual salary. Employer contributions for certain highly compensated

                            CLIFFS DRILLING COMPANY
employees may be further limited through the operation of the non-discrimination requirements found in Sections 401(k) and 401(m) of the Internal Revenue Code.

     Employee contributions can be invested in any or all of 3 funds in multiples of 25%. Employer contributions are invested in the Company's Common Stock. Employee contributions are 100% vested and non-forfeitable. Employer contributions are subject to a graded vesting schedule, with participants becoming fully vested upon completion of 5 years participation in the plan. Distributions from the 401(k) Plan are made upon retirement, death, disability or separation of service. Participants may borrow up to one-half ( 1/2) of their vested interest in the plan, limited to a maximum of $50,000. Contributions to the 401(k) Plan and earnings on contributions are not included in a participant's gross income until distributed to the participant. Contributions to the 401(k) Plan by the Company were $233,000, $266,000, and $393,000 for the years 1993, 1992, and 1991, respectively.

10. LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES

     Maturities of obligations under capital leases at December 31, 1991 were $2,682,000. The interest portion of the obligation was $240,000 for the year. The final payment under the capital lease obligation was made on January 2, 1992. Interest expense related to the capital leases incurred during 1991 was $572,000.

11. CAPITAL STOCK

     Changes in the number of issued and outstanding shares of the Company's Common Stock are summarized as follows:

        Balance at December 31, 1991.....................................  2,993,104
          Common Stock issuance..........................................  1,500,000
          Restricted Stock grants, net...................................     17,500
                                                                           ---------
        Balance at December 31, 1992.....................................  4,510,604
          Stock options exercised........................................      1,500
          Restricted Stock grants........................................      6,000
          Treasury Stock acquired........................................     (5,000)
                                                                           ---------
        Balance at December 31, 1993.....................................  4,513,104
                                                                           ---------
                                                                           ---------

     The Company has an Incentive Equity Plan under which stock options, stock appreciation rights, restricted and deferred stock awards relating to the Company's Common Stock may be awarded to officers, directors and key employees. The Company's Incentive Equity Plan is designed to attract and reward key executive personnel. The stock options granted under this plan expire not more than 10 years from the date of grant.

     At December 31, 1993, the following options were outstanding and exercisable:

  SHARES          SHARES            EXERCISE
OUTSTANDING     EXERCISABLE     PRICE (PER SHARE)
- -----------     -----------     -----------------
  5,000             5,000         $11.00-$11.99
 77,500             2,000         $12.00-$12.99
127,100           109,100         $13.00-$13.99
 56,100            56,100         $14.00-$14.99
- -----------     -----------
265,700           172,200
- -----------     -----------
- -----------     -----------

                            CLIFFS DRILLING COMPANY

     Options for 1,500 shares were exercised during 1993 while no options were exercised in 1992 or 1991, respectively.

     The Company's Board of Directors has awarded restricted stock to key executives as follows:

                                                                     SHARES
                                       YEAR                          AWARDED
                ---------------------------------------------------  -------
                1988...............................................  34,600
                1989...............................................  40,800
                1990...............................................  30,400
                1991...............................................   2,000
                1992...............................................      --
                1993...............................................   6,000

     Restrictions on the 1988 award lapse with respect to 20% of the entire award after one year and after each of the succeeding 4 years. Restrictions lapse with respect to 25% of the entire award after one year and after each of the succeeding 3 years. Expense related to amortization of the restricted stock was $120,000, $442,000, and $274,000 for the years 1993, 1992, and 1991, respectively.

     Deferred compensation expense relative to non-vested shares of restricted stock, measured by the market value of the stock on the date of grant, is being amortized on a straight-line basis over the restriction period. The unamortized deferred compensation expense, which has been deducted from equity in the Consolidated Balance Sheets, amounted to $103,000 and $150,000 at December 31, 1993 and 1992, respectively.

     Effective December 31, 1992, the Company's Board of Directors awarded restricted stock for 17,500 shares of Common Stock to certain key executives. The price paid for the shares of the restricted stock was $13.25 per share. The Company extended full-recourse, interest-bearing loans to the key executives in the aggregate amount of $232,000. The promissory notes bear interest at seven and one-half percent (7 1/2%) per annum payable quarterly as it accrues on the last day of March, June, September and December until the notes are due on December 31, 1997. Additional shares of deferred stock will be awarded on December 31, 1997 if certain performance criteria are attained by the Company. Compensation expense related to the deferred stock awards will be accrued in future years if it becomes probable the Company performance criteria will be met. No such compensation expense was accrued during the year ended December 31, 1993.

12. REDEEMABLE PREFERRED STOCK

     On September 27, 1988, the Company completed a public offering of $28,750,000 of $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock") which is traded in the over-the-counter market and quoted on the NASDAQ National Market System under the symbol "CLDRP".

     The Preferred Stock is redeemable at the option of the Company, in whole or in part, at $26.16 per share if redeemed prior to September 15, 1994, and at prices decreasing ratably annually to $25 per share from and after September 15, 1998, plus accrued and unpaid dividends to the redemption date. Any such non-mandatory redemption would be subject to INCC approval according to the terms of the First Restated Credit Agreement. Dividends on the Preferred Stock are cumulative from the date of first issuance and are payable quarterly commencing December 15, 1988 at the rate of $2.3125 per share per annum. Pursuant to the First Restated Credit Agreement, dividends on Preferred Stock cannot exceed the current dividend rate per share without the consent of INCC.

     In case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Preferred Stock are entitled to receive a liquidation preference of $25 per share

                            CLIFFS DRILLING COMPANY
plus an amount equal to any accrued but unpaid dividends to the payment date. The Preferred Stock is also exchangeable in whole, but not in part, at the option of the Company on any dividend payment date subsequent to September 15, 1990, for nine and one-quarter percent (9 1/4%) Convertible Subordinated Debentures due 2013. The Preferred Stock is convertible into Common Stock of the Company at the initial conversion rate of 1.89394 shares of Common Stock for each share of Preferred Stock, subject to adjustment under certain circumstances. The Preferred Stock has no voting rights except as described below or as required by law.

     The holders of the Preferred Stock have no voting rights to elect directors except when dividends on the Preferred Stock or on any outstanding shares of parity dividend stock have not been paid in the aggregate amount equal to at least six quarterly dividends on such shares. The holders of the Preferred Stock will then be entitled to elect two additional directors to the Board, at any meeting of the shareholders of the Company at which directors are to be elected held during the period such dividends remain in arrears. The voting rights, as well as the term of office of all directors so elected, shall terminate when all such dividends accrued and in default have been paid in full or set apart for payment.

     In addition, so long as any Preferred Stock is outstanding, the Company shall not, without the affirmative vote or consent of the holders of sixty-six and two-thirds percent (66 2/3%) of all outstanding shares of Preferred Stock voting separately as a class, (i) amend, alter or repeal any provision of the Certificate of Incorporation or the By-Laws of the Company so as to adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Preferred Stock, (ii) authorize, issue or increase the authorized amount of any class or series of stock, or any security convertible into stock of such class or series, ranking senior to the Preferred Stock as to dividends or upon liquidation, dissolution or winding up of the Company or (iii) effect any reclassification of the Preferred Stock.

     The affirmative vote or consent of the holders of a majority of the Preferred Stock, voting or consenting separately as a class, is required to (a) authorize any sale, lease or conveyance of all or substantially all of the assets of the Company, or (b) approve any merger, consolidation or compulsory share exchange to which the Company is a party, unless (i) the terms of such merger, consolidation or compulsory share exchange do not provide for a change in the terms of the Preferred Stock and (ii) the Preferred Stock is on a parity with or prior to (in respect of dividends and upon liquidation, dissolution or winding up) any other class or series of capital stock authorized by the surviving corporation, other than any class or series of stock of the Company ranking senior to the Preferred Stock either as to dividends or upon liquidation, dissolution or winding up of the Company and previously authorized with the consent of the holders of Preferred Stock.

     In the event (i) any person becomes the beneficial owner of more than fifty percent (50%) of the Common Stock or the Company is a party to a business combination, including a merger or consolidation or the sale of all or substantially all of its assets, and (ii) either (a) as a result of such acquisition of shares of Common Stock or business combination, the Preferred Stock thereafter is not convertible into Common Stock of the Company or of the ultimate parent of the Company, which Common Stock is traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market System, or (b) all or substantially all of the consideration paid in such share acquisition or business combination does not consist of Common Stock of the ultimate parent of the Company, which Common Stock is traded on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market System, then each holder of Preferred Stock shall have the option to require the Company to redeem all the Preferred Stock owned by such holder at $25 per share plus accrued and unpaid dividends to the redemption date.

                            CLIFFS DRILLING COMPANY

     On October 20, 1992, the staff of the Securities and Exchange Commission (the "Commission") advised the Company of a change in the staff's previous interpretation of a Commission rule regarding the classification of the Company's Preferred Stock as Shareholders' Equity. Accordingly, the Preferred Stock is not presented as a component of Shareholders' Equity.

13. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its headquarters office, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $656,000, $576,000, and $536,000, for the years ended 1993, 1992 and 1991, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 1993 for the following five years are $724,000, $525,000, $506,000, $514,000 and $544,000, respectively, and $1,248,000 thereafter.

     In conjunction with the spin-off of the Company from Cleveland, the Company and Cleveland and certain of their subsidiaries entered into a Reorganization and Distribution Agreement (the "Distribution Agreement"). The Distribution Agreement provides, among other things, that the guarantee obligations of Cleveland under the following financing arrangement will continue after the Distribution until the underlying obligations of the Company are satisfied: (i) the Company's lease financing of 3 land rigs with a balance at the Distribution of approximately $8,400,000 which expired in 1992, (ii) the Company's lease financing of one inland posted barge rig with a balance at the Distribution of approximately $2,000,000 which expired in 1990, and (iii) 2 tax benefit transfer lease transactions involving 2 of the Company's offshore jack-up rigs, under which Cleveland guarantees, among other things, the Company's obligations to indemnify the tax lessors against loss of tax benefits thereunder throughout the lease terms ending in 1992 and 1997. Pursuant to the Distribution Agreement, the Company granted to Cleveland a first preferred ship mortgage on BARGE NO. 3 to secure Cleveland's rights to repayment of any amounts that may be paid by Cleveland under either of the guaranties referred to in the foregoing clauses
(i) and (ii). Subsequent to the purchase by the Company of BARGE NO. 1 on July 20, 1990 and the final land rig lease payment on January 2, 1992, Cleveland released the first preferred ship mortgage on BARGE NO. 3 effective March 9, 1992. All 4 of the Company's inland posted barge rigs were sold effective January 1, 1993. See Note 3 of Notes to Consolidated Financial Statements.

     In conjunction with the return to Diamond M of 3 offshore drilling rigs under long-term charters, a dispute existed as to whether or not the Company complied with the terms of the charters regarding maintenance and repair of the rigs during the charter period, as well as the condition of the rigs upon redelivery. Diamond M withheld payment of $1,700,000 in notes payable to the Company, representing a part of the purchase price for the subject rigs. Diamond M also claimed additional damages associated with repairs to the drilling rigs. In June, 1993, a partial summary judgment awarded the Company $1,800,000, together with interest and attorney's fees, for the notes payable owed by Diamond M to the Company, offset by certain charter hire payments due Diamond M. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division. The judgment awarded Diamond M $3,500,000, plus court costs, offset by the partial summary judgment of $1,800,000. The Company paid Diamond M $1,700,000 in February, 1994, as a final settlement of all disputed issues.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

                            CLIFFS DRILLING COMPANY

14. SUBSEQUENT EVENTS

     The Company executed a commitment letter with INCC to amend the terms of the working capital credit facility. The $10,000,000 working capital credit facility will be converted to a $20,000,000 revolving line of credit subject to certain borrowing base limitations. The revolving line of credit will mature on January 1, 1996.

15. BUSINESS SEGMENTS

     During the three years ended December 31, 1993, the Company conducted the following business activities:

          Daywork Drilling -- domestic and foreign drilling of oil and gas wells on a dayrate basis for major and independent oil and gas companies on land, inland waters and offshore.

          Turnkey Drilling -- domestic and foreign drilling of oil and gas wells on a turnkey basis for major and independent oil and gas companies on land, inland waters and offshore.

          MOPU Operations -- domestic and foreign operation of mobile offshore production units on a dayrate basis for major and independent oil and gas companies.

          Oil and Gas -- domestic exploration, development and production of hydrocarbon reserves.

                                               OPERATING                                 DEPRECIATION,
                                                INCOME     IDENTIFIABLE     CAPITAL      DEPLETION AND
                                    REVENUES    (LOSS)        ASSETS      EXPENDITURES   AMORTIZATION
                                    --------   ---------   ------------   ------------   -------------
                                                              (IN THOUSANDS)
    December 31, 1993
      Daywork Drilling............  $22,218     $  (515)     $ 63,360       $  1,576        $ 6,304
      Turnkey Drilling............   16,961       1,685        10,625             --              1
      MOPU Operations.............   21,673      13,566        49,487          9,494          5,523
      Oil and Gas.................    4,686      (2,303)       10,051          1,598          5,529
      Corporate Office............       --      (4,888)           --             --             81
                                    --------   ---------   ------------   ------------   -------------
      Consolidated................  $65,538     $ 7,545      $133,523       $ 12,668        $17,438
                                    --------   ---------   ------------   ------------   -------------
                                    --------   ---------   ------------   ------------   -------------
    December 31, 1992
      Daywork Drilling............  $26,923     $(2,607)     $ 78,304       $    391        $ 8,002
      Turnkey Drilling............   37,014       2,720         9,494             --            321
      MOPU Operations.............    9,178       6,466        47,428         16,025          2,230
      Oil and Gas.................    3,723      (1,770)       14,977          5,462          2,330
      Corporate Office............       --      (4,512)           --             --             --
                                    --------   ---------   ------------   ------------   -------------
      Consolidated................  $76,838     $   297      $150,203       $ 21,878        $12,883
                                    --------   ---------   ------------   ------------   -------------
                                    --------   ---------   ------------   ------------   -------------
    December 31, 1991
      Daywork Drilling............  $34,941     $(3,742)     $ 86,785       $  5,439        $ 7,176
      Turnkey Drilling............   44,457       6,582        16,218             --            337
      MOPU Operations.............    2,213       1,632        28,864         20,757            447
      Oil and Gas.................    2,892      (4,063)       11,416          7,120          1,409
      Corporate Office............       --      (4,352)           --             --             --
                                    --------   ---------   ------------   ------------   -------------
      Consolidated................  $84,503     $(3,943)     $143,283       $ 33,316        $ 9,369
                                    --------   ---------   ------------   ------------   -------------
                                    --------   ---------   ------------   ------------   -------------

                            CLIFFS DRILLING COMPANY

     There were intersegment sales for the year ended December 31, 1993 of $147,000 compared to $3,082,000 and $2,353,000 for the years ended December 31, 1992 and 1991, respectively. Such intersegment sales were accounted for at prices comparable to unaffiliated customer sales.

     Identifiable assets by industry segment include assets directly identified with those operations.

     The Company derived a significant amount of its revenues from a few customers in each of the three years ended December 31, 1993. The following table summarizes information with respect to these major customers.

                                                                                 % OF
                                                            REPORTING        CONSOLIDATED
                         CUSTOMER                            SEGMENT           REVENUES
    --------------------------------------------------  -----------------    ------------
    December 31, 1993
      Dresser-Rand....................................  MOPU Operations           29%
      Maraven, S.A....................................  Daywork Drilling          24%
      Marathon Oil Company............................  Turnkey Drilling          10%
    December 31, 1992
      Maraven, S.A....................................  Daywork Drilling          20%
      Marathon Oil Company............................  Turnkey Drilling          16%
    December 31, 1991
      Marathon Oil Company............................  Turnkey Drilling          23%
      Maraven, S.A....................................  Daywork Drilling          19%
      Phillips Petroleum Company......................  Turnkey Drilling          11%

16. DISTRIBUTION OF EARNINGS AND ASSETS

     The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area.

                            CLIFFS DRILLING COMPANY

                                                  UNITED      SOUTH
                                                  STATES     AMERICA    MEXICO     TOTAL
                                                  -------    -------    ------    --------
                                                               (IN THOUSANDS)
    December 31, 1993
      Revenues................................... $23,579    $40,361    $1,598    $ 65,538
                                                  -------    -------    ------    --------
                                                  -------    -------    ------    --------
      Operating Income........................... $(3,062)   $13,965    $1,449      12,352
                                                  -------    -------    ------
                                                  -------    -------    ------
           Corporate Overhead....................                                   (4,807)
                                                                                  --------
                                                                                  $  7,545
                                                                                  --------
                                                                                  --------
      Identifiable Assets at December 31, 1993... $55,797    $73,657    $4,069    $133,523
                                                  -------    -------    ------    --------
                                                  -------    -------    ------    --------
    December 31, 1992
      Revenues................................... $48,013    $28,825        --    $ 76,838
                                                  -------    -------    ------    --------
                                                  -------    -------    ------    --------
      Operating Income........................... $  (701)   $ 5,510    $   --       4,809
                                                  -------    -------    ------
                                                  -------    -------    ------
           Corporate Overhead....................                                   (4,512)
                                                                                  --------
                                                                                  $    297
                                                                                  --------
                                                                                  --------
      Identifiable Assets at December 31, 1992... $59,363    $90,840    $   --    $150,203
                                                  -------    -------    ------    --------
                                                  -------    -------    ------    --------
    December 31, 1991
      Revenues................................... $65,428    $19,075    $   --    $ 84,503
                                                  -------    -------    ------    --------
                                                  -------    -------    ------    --------
      Operating Income........................... $(1,825)   $ 2,234    $   --         409
                                                  -------    -------    ------
                                                  -------    -------    ------
           Corporate Overhead....................                                   (4,352)
                                                                                  --------
                                                                                  $ (3,943)
                                                                                  --------
                                                                                  --------
      Identifiable Assets at December 31, 1991... $92,873    $50,410    $   --    $143,283
                                                  -------    -------    ------    --------
                                                  -------    -------    ------    --------

                            CLIFFS DRILLING COMPANY

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for years ended December 31, 1993, 1992, and 1991 are summarized as follows:

                                                    (UNAUDITED)
                                               FOR THE QUARTER ENDED
                                     -----------------------------------------
                                     MARCH 31,     JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                     ---------     ---------     -------------     ------------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1993:
Revenues............................ $ 17,817      $  12,219       $  18,229         $ 17,273
Operating Income (Loss).............    1,178          2,415           2,344            1,608
Net Income (Loss)...................    1,094          2,035           2,159           (1,662)(1)
Net Income (Loss) Applicable to
  Common and Common Equivalent
  Shares............................      429          1,370           1,494           (2,326)(1)
Net Income (Loss) per Share:
  Primary........................... $   0.10      $    0.30       $    0.33         $  (0.52)(1)
  Assuming Full Dilution............ $   0.10      $    0.30       $    0.32         $  (0.52)(1)
1992:
Revenues............................ $ 20,352      $  17,477       $  16,044         $ 22,965
Operating Income (Loss).............      516            431            (454)            (196)(2)
Net Income (Loss)...................      337            124           3,683           (1,126)(2)
Net Income (Loss) Applicable to
  Common and Common Equivalent
  Shares............................     (328 )         (541)          3,018           (1,790)(2)
Net Income (Loss) per Share:
  Primary........................... $   (.11 )    $    (.18)      $    1.01         $  (0.44)(2)(3)
  Assuming Full Dilution............ $   (.11 )    $    (.18)      $     .71         $  (0.44)(2)(3)
1991:
Revenues............................ $ 26,972      $  16,898       $  30,938         $  9,695
Operating Income (Loss).............      746           (588)            659           (4,760)(4)
Net Income (Loss)...................      345           (531)            711           (4,407)(4)
Net Income (Loss) Applicable to
  Common and Common Equivalent
  Shares............................     (320 )       (1,196)             46           (5,072)(4)
Net Income (Loss) per Share:
  Primary........................... $   (.11 )    $    (.40)      $     .02         $  (1.70)(4)
  Assuming Full Dilution............ $   (.11 )    $    (.40)      $     .02         $  (1.70)(4)

- ---------------

(1) Fourth quarter 1993 results include a charge of $3,703,000 related to the Diamond M litigation settlement and expenses.

(2) Fourth quarter 1992 results include a $1,500,000 writedown in the carrying value of oil and gas properties.

(3) Net Income (Loss) per share for the year ended December 31, 1992 differs from the summation of the individual quarters within that year due to the impact of the public offering of Common Stock completed during the fourth quarter of 1992.

(4) Fourth quarter 1991 results include a $4,000,000 writedown in the carrying value of oil and gas properties.

                            CLIFFS DRILLING COMPANY

18. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

     COGC conducts exploration and production activities in conjunction with the marketing of the Company's contract drilling services. This approach is referred to as the contract drilling support ("CDS") program. Under this program, COGC participates as a working interest owner in oil and gas exploration activities when it directly or indirectly results in the award of a drilling contract.

     In order to provide funding for the Company's share of development and completion costs of the CDS wells in which the Company has acquired or will acquire a working interest, the Company entered into an Exploration and Development Agreement (the "Development Agreement"), effective as of May 25, 1988, with Mosbacher Offshore, Inc. ("Mosbacher"). Under the terms of the Development Agreement, the Company generally pays the lease acquisition costs and the costs to casing point attributable to the interest it acquired in the initial test well drilled on a property. Subject to maximum funding limits discussed below and the elections of the other working interest owners in the wells with respect to particular operations and certain other contingencies, Mosbacher pays the costs incurred after the casing point of initial test wells (the "completion costs"), the drilling and completion costs of subsequent wells located on the property interest upon which the initial test well was drilled (the "development costs"), and the platform production facility and pipeline costs (the "joint facilities costs") incurred with respect to all wells located on the property interests. Each party owns a working interest in the test well based upon the amount of costs borne by each. With respect to property interests other than the initial test wells, Mosbacher owns all the working interest and the Company owns net profits interests. Should Mosbacher recoup its total costs borne with respect to all of its property interests ("payout"), the Company's net profits interest percentage would increase. However, the Company currently does not believe that payout will occur under the Development Agreement. Under certain circumstances, the Company's net profits interest converts to a working or cost bearing interest in all the property interest. At December 31, 1993, Mosbacher had expended $4,590,000 of completion costs on initial test wells and $16,993,000 in development and joint facilities costs. The obligation of Mosbacher to fund completion costs expired on February 15, 1992; however, Mosbacher will continue to be obligated to fund development and joint facilities costs up to the $25,000,000 limit on properties included under the Development Agreement. Approximately 24%, 19%, and 37% of the future net revenues at December 31, 1993, 1992 and 1991, respectively, were subject to the Development Agreement.

     A $1,500,000 writedown in the carrying value of oil and gas properties was recorded during the year ended December 31, 1992 due to a decline in estimated future net revenues, caused principally by downward revisions of reserve quantities. A $4,000,000 writedown in the carrying value of oil and gas properties was recorded during the year ended December 31, 1991 due to a decline in estimated future net revenues, caused principally by a decrease in the value of reserves associated with the Development Agreement and lower product prices. The decrease in the Development Agreement value was due principally to a delay in the expected occurrence of payout in the development drilling program due to an increase in the level of third party investment, coupled with a decrease in the estimated proved reserves.

                            CLIFFS DRILLING COMPANY

     The aggregate capitalized costs related to the Company's oil and gas exploration and production activities are summarized in the following table:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           1993          1992         1991
                                                         ---------     --------     --------
                                                                   (IN THOUSANDS)
    Capitalized costs --
      Properties not being amortized...................  $     476     $    629     $    662
      Properties being amortized.......................     24,412       22,661       17,166
                                                         ---------     --------     --------
              Total capitalized costs..................     24,888       23,290       17,828
    Accumulated depreciation, depletion and
      amortization.....................................    (13,039)      (7,510)      (5,180)
    Accumulated writedowns in carrying value of oil
      and gas properties...............................     (5,500)      (5,500)      (4,000)
                                                         ---------     --------     --------
              Net capitalized costs....................  $   6,349     $ 10,280     $  8,648
                                                         ---------     --------     --------
                                                         ---------     --------     --------

     Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                              1993        1992        1991
                                                             -------     -------     -------
                                                                    (IN THOUSANDS)
    Property acquisition costs.............................  $    63     $   638     $   672
    Exploration costs......................................      285         542       3,614
    Development costs......................................    1,250       4,282       2,834
                                                             -------     -------     -------
              Total costs incurred.........................  $ 1,598     $ 5,462     $ 7,120
                                                             -------     -------     -------
                                                             -------     -------     -------

     The results of operations for oil and gas exploration and production activities are summarized as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
    Revenues(1).........................................  $  4,686     $  3,723     $  2,892
    Production costs....................................     1,064        1,119          538
    Exploration costs...................................       188          141          547
    Depreciation, depletion and amortization............     5,529        2,330        1,409
    Writedown in carrying value of oil and
      gas properties....................................        --        1,500        4,000
                                                          --------     --------     --------
                                                          $ (2,095)    $ (1,367)    $ (3,602)
    Income tax expense (benefit)........................        --           --           --
                                                          --------     --------     --------
      Results of operations from producing activities
         (excluding corporate overhead and
         interest costs)................................  $ (2,095)    $ (1,367)    $ (3,602)
                                                          --------     --------     --------
                                                          --------     --------     --------

- ---------------

(1) Includes $63,000, $158,000, and $79,000 attributable to a net profits interest for the years ended December 31, 1993, 1992, and 1991, respectively.

                            CLIFFS DRILLING COMPANY

     Net quantities of proved reserves, all of which are located in the United States are summarized in the following table:

                                               OIL AND CONDENSATE
                                                     (MBL)                  NATURAL GAS (MMCF)
                                              --------------------     -----------------------------
                                              1993    1992    1991      1993       1992       1991
                                              ----    ----    ----     -------    -------    -------
PROVED RESERVES:
  Beginning of year.......................... 113     193     193        4,352      4,874      4,982
     Effect of Development Agreement.........  (1 )     2     (58 )        (18)        38     (1,686)
     Revisions of previous estimates.........  37     (36 )    27          580       (891)     1,011
     Extensions and discoveries..............  19      14      97           63      1,562      1,490
     Production.............................. (44 )   (60 )   (66 )     (1,651)    (1,231)      (923)
                                              ----    ----    ----     -------    -------    -------
  End of year................................ 124     113     193        3,326      4,352      4,874
                                              ----    ----    ----     -------    -------    -------
                                              ----    ----    ----     -------    -------    -------
PROVED DEVELOPED RESERVES....................  89      80     180        3,308      4,336      3,490
                                              ----    ----    ----     -------    -------    -------
                                              ----    ----    ----     -------    -------    -------

     The standardized measure of discounted future net cash flows and major components of that calculation relating to proved oil and gas reserves at December 31, 1993, 1992 and 1991 are as follows:

                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                            1993         1992         1991
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
    Future cash inflows.................................  $  9,642     $ 11,981     $ 13,220
    Future costs:
      Production........................................    (1,549)      (1,869)      (2,632)
      Development.......................................      (133)         (48)      (1,535)
                                                          --------     --------     --------
    Future net inflows before income taxes..............     7,960       10,064        9,053
    Future income taxes.................................        --           --           --
                                                          --------     --------     --------
    Undiscounted future net cash flows..................     7,960       10,064        9,053
    10% annual discount.................................    (1,622)      (1,362)      (1,849)
                                                          --------     --------     --------
    Standardized measure of discounted future net cash
      flows.............................................  $  6,338     $  8,702     $  7,204
                                                          --------     --------     --------
                                                          --------     --------     --------

     The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

          1. Estimates were made of quantities of proved reserves and the future periods in which they are expected to be produced based on year-end economic conditions.

          2. The estimated future gross revenues of proved reserves were priced on the basis of year-end prices.

          3. The future gross revenue streams were reduced by estimated future costs to develop and to produce the proved reserves, based on year-end cost estimates. Future income taxes have not been included due to the effect of net operating loss carryforwards.

     The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's oil and gas reserves. A market value determination would include, among other things, anticipated future changes in oil and gas prices and production and development costs; the value of additional estimated reserves, not considered proved at present,

                            CLIFFS DRILLING COMPANY
which may be recovered as a result of further exploration and development activities; and other business risks.

     The standardized measure of discounted future net cash flows as of December 31, 1993 was calculated using prices in effect at December 31, 1993, which averaged $12.86 per Bbl of oil and $2.42 per Mcf of natural gas.

     The following are principal sources of changes in the standardized measure of discounted net cash flows:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          1993          1992          1991
                                                        --------      --------      --------
                                                                   (IN THOUSANDS)
    STANDARDIZED MEASURE-BEGINNING OF YEAR............. $  8,702      $  7,204      $  9,881
      Sales, net of production costs...................   (3,622)       (2,604)       (2,354)
      Effect of Development Agreement..................      (41)           69        (3,116)
      Net changes in sales prices, net of production
         costs.........................................     (306)          (23)       (1,768)
      Extensions, discoveries and improved
         recovery, net of future production and
         development costs.............................      267         3,034         1,756
      Future development costs incurred................       --         1,823            --
      Revisions of previous quantity estimates.........    1,505        (1,443)        1,795
      Accretion of discount............................      870           720           988
      Changes in production rates (timing).............   (1,005)           --            --
      Other............................................      (32)          (78)           22
                                                        --------      --------      --------
              Net Change...............................   (2,364)        1,498        (2,677)
                                                        --------      --------      --------
    STANDARDIZED MEASURE-END OF YEAR................... $  6,338      $  8,702      $  7,204
                                                        --------      --------      --------
                                                        --------      --------      --------

                                                                      SCHEDULE V

                            CLIFFS DRILLING COMPANY

                             PROPERTY AND EQUIPMENT
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        BALANCE
                                          AT                                               BALANCE
                                       BEGINNING    ADDITIONS                  OTHER       AT END
                                        OF YEAR     AT COST     RETIREMENTS   CHANGES      OF YEAR
- ---------------------------------------------------------------------------------------------------
1993:
  Rigs and related equipment.......... $ 198,794    $  8,120    $ (41,540)   $   2,685    $ 168,059
  Construction in progress............        --       2,676           --       (2,676)          --
  Oil and gas properties..............    23,290       1,598           --           --       24,888
  Other...............................     2,303         274          (34)          (9)       2,534
                                       ---------    --------    ---------    ---------    ---------
          Total....................... $ 224,387    $ 12,668    $ (41,574)   $      --    $ 195,481
                                       ---------    --------    ---------    ---------    ---------
                                       ---------    --------    ---------    ---------    ---------
1992:
  Rigs and related equipment.......... $ 169,196    $  6,874    $  (5,986)   $  28,710    $ 198,794
  Construction in progress............    19,421       9,289           --      (28,710)          --
  Oil and gas properties..............    17,828       5,462           --           --       23,290
  Other...............................     2,108         253          (58)          --        2,303
                                       ---------    --------    ---------    ---------    ---------
          Total....................... $ 208,553    $ 21,878    $  (6,044)   $      --    $ 224,387
                                       ---------    --------    ---------    ---------    ---------
                                       ---------    --------    ---------    ---------    ---------
1991:
  Rigs and related equipment.......... $ 159,684    $  6,487    $    (576)   $   3,601    $ 169,196
  Construction in progress............     3,601      19,421           --       (3,601)      19,421
  Oil and gas properties..............    11,200       7,120         (492)          --       17,828
  Other...............................     1,852         288          (32)          --        2,108
                                       ---------    --------    ---------    ---------    ---------
          Total....................... $ 176,337    $ 33,316    $  (1,100)   $      --    $ 208,553
                                       ---------    --------    ---------    ---------    ---------
                                       ---------    --------    ---------    ---------    ---------

                                                                     SCHEDULE VI

                            CLIFFS DRILLING COMPANY

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                DEDUCTIONS
                                                                  FROM
                                                                RESERVES
                                     BALANCE      CHARGED       RETIREMENTS
                                       AT         TO COSTS      RENEWALS                    BALANCE
                                    BEGINNING       AND            AND        OTHER         AT END
                                     OF YEAR      EXPENSES      REPLACEMENTS  CHANGES       OF YEAR
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------
1993:
  Rigs and related equipment....... $ 108,784     $ 11,662      $ (31,681)    $   26       $  88,791
  Oil and gas properties...........    13,010        5,529             --         --          18,539
  Other............................     1,415          247            (17)        --           1,645
                                    ---------     --------      ---------     ------       ---------
          Total.................... $ 123,209     $ 17,438      $ (31,698)    $   26       $ 108,975
                                    ---------     --------      ---------     ------       ---------
                                    ---------     --------      ---------     ------       ---------
1992:
  Rigs and related equipment....... $  99,106     $ 10,319      $    (641)    $   --       $ 108,784
  Oil and gas properties...........     9,180        3,830             --         --          13,010
  Other............................     1,244          173             (2)        --           1,415
                                    ---------     --------      ---------     ------       ---------
          Total.................... $ 109,530     $ 14,322      $    (643)    $   --       $ 123,209
                                    ---------     --------      ---------     ------       ---------
                                    ---------     --------      ---------     ------       ---------
1991:
  Rigs and related equipment....... $  91,065     $  8,350      $    (547)    $  238       $  99,106
  Oil and gas properties...........     4,000        5,418             --       (238)          9,180
  Other............................     1,084          168             (5)        (3)          1,244
                                    ---------     --------      ---------     ------       ---------
          Total.................... $  96,149     $ 13,936      $    (552)    $   (3)      $ 109,530
                                    ---------     --------      ---------     ------       ---------
                                    ---------     --------      ---------     ------       ---------

                                                                   SCHEDULE VIII

                            CLIFFS DRILLING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                       BALANCE AT  CHARGED                BALANCE
                                                       BEGINNING   TO COSTS               AT END
                                                        OF          AND                    OF
                                                       YEAR        EXPENSES    DEDUCTIONS YEAR
- -----------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
  1993..............................................   $ 307       $ 390       $ --       $ 697
                                                       -----       -----       ----       -----
                                                       -----       -----       ----       -----
  1992..............................................   $   7       $ 300       $ --       $ 307
                                                       -----       -----       ----       -----
                                                       -----       -----       ----       -----
  1991..............................................   $   7       $  --       $ --       $   7
                                                       -----       -----       ----       -----
                                                       -----       -----       ----       -----

                                                                     SCHEDULE IX

                            CLIFFS DRILLING COMPANY

                             SHORT-TERM BORROWINGS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                              WEIGHTED
                                                                    MAXIMUM      AVERAGE      AVERAGE
                                                                    AMOUNT       AMOUNT       INTEREST
               CATEGORY OF                                WEIGHTED  OUTSTANDING  OUTSTANDING   RATE
                AGGREGATE                    BALANCE AT   AVERAGE   DURING       DURING       DURING
                SHORT-TERM                     END        INTEREST    THE          THE         THE
                BORROWINGS                   OF YEAR      RATE(1)    YEAR        YEAR(2)      YEAR(3)
- ----------------------------------------------------------------------------------------------------
1993:
  Bank credit agreement...................   $    --       N/A      $    --      $    --         N/A
                                             -------      ----      -------      -------      ------
                                             -------      ----      -------      -------      ------
1992:
  Bank credit agreement...................   $    --       N/A      $ 8,500      $ 6,102        7.85%
                                             -------      ----      -------      -------      ------
                                             -------      ----      -------      -------      ------
1991:
  Bank credit agreement...................   $    --       N/A      $ 9,000      $ 3,419       10.60%
                                             -------      ----      -------      -------      ------
                                             -------      ----      -------      -------      ------

- ---------------

Notes:

     (1) Interest expressed as rate per annum.

     (2) Calculated by taking the amount of borrowings outstanding multiplied by the number of days outstanding divided by the number of days in the year.

     (3) Calculated as total interest expense on the credit agreement divided by the weighted average amount of principal outstanding.

                                                                      SCHEDULE X

                            CLIFFS DRILLING COMPANY

               SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Year ended December 31, 1993:
  Maintenance and repairs..........................................................   $ 2,019
  Taxes, other than payroll and income taxes.......................................     1,651
Year ended December 31, 1992:
  Maintenance and repairs..........................................................   $ 4,327
  Taxes, other than payroll and income taxes.......................................     1,657
Year ended December 31, 1991:
  Maintenance and repairs..........................................................   $ 7,260
  Taxes, other than payroll and income taxes.......................................     1,685

                                 EXHIBIT INDEX

           2.1     -- Reorganization and Distribution Agreement dated as of June 8, 1988 among
                      Cleveland-Cliffs Inc ("Cleveland"), The Cleveland-Cliffs Iron Company
                      ("Iron"), Cliffs Drilling Company, now Cliffs Resources, Inc.
                      ("Drilling's Predecessor"), Cliffs Exploration Company, now Cliffs Oil
                      and Gas Company ("COGC"), Cliffs Drilling International, Inc.
                      ("International"), and New Cliffs Drilling Company, now Cliffs Drilling
                      Company, the Registrant (the "Company") (incorporated by reference to
                      Exhibit 2.1 to the Company's Registration Statement on Form S-1, No.
                      33-23508, filed under the Securities Act).
           3.1     -- Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                      S-1, No. 33-23508, filed under the Securities Act).
           3.2     -- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
           4.1     -- Certificate of Incorporation of the Company (filed as Exhibit 3.1).
           4.2     -- Bylaws of the Company (filed as Exhibit 3.2).
           4.3     -- Certificate of Designations of the Company's $2.3125 Convertible
                      Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the fiscal year ended December 31, 1988).
           4.4     -- Form of Indenture between the Company and MTrust Corp., N.A., as
                      Trustee, relating to the Company's 9 1/4% Convertible Subordinated
                      Debentures due 2013 (incorporated by reference to Exhibit 4.6 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
           4.5     -- Specimen form of 9 1/4% Convertible Subordinated Debenture due 2013
                      (incorporated by reference to pages 13 to 20 of Exhibit 4.6 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.1     -- Reorganization and Distribution Agreement dated as of June 8, 1988
                      (incorporated by reference to Exhibit 2.1 to the Company's Registration
                      Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.2     -- Tax Sharing Agreement dated as of June 21, 1988 between Cleveland,
                      Drilling's Predecessor, COGC, International and the Company
                      (incorporated by reference to Exhibit 10.2 to the Company's Registration
                      Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.3     -- Benefits Agreement dated as of June 21, 1988 between Cleveland,
                      Drilling's Predecessor and the Company (incorporated by reference to
                      Exhibit 10.3 to the Company's Registration Statement on Form S-1, No.
                      33-23508, filed under the Securities Act).
          10.4     -- Drilling Agreement dated January 17, 1986 between Drilling's Predecessor and TransAmerican Natural Gas Corporation, Debtor and Debtor-in-Posses-
                      sion and Certain of its Affiliates (incorporated by reference to Exhibit
                      10.4 to the Company's Registration Statement on Form 10, File No.
                      0-16703).
          10.5     -- Agreement dated April 28, 1987, as amended by Additional Agreements dated August 26, 1987, and February 12, 1988, between Drilling's
                      Predecessor and Neddrill Nederland B.V. (incorporated by reference to
                      Exhibit 10.7 in the Company's Registration Statement on Form 10, File
                      No. 0-16703).

          10.6     -- Agreement dated June 1, 1990, between International and Neddrill Turnkey
                      Drilling B.V. (incorporated by reference to Exhibit 10.7.3 to the
                      Company's Form 10-K for the fiscal year ended December 31, 1990).
          10.7     -- Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
                      Form S-1,
                      No. 33-23508, filed under the Securities Act).
        *10.7.1    -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company 1988
                      Incentive Equity Plan.
        *10.7.2    -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling Company 1988
                      Incentive Equity Plan.
          10.8     -- Cliffs Drilling Company Incentive Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1,
                      No. 33-23508, filed under the Securities Act).
          10.9     -- Cliffs Drilling Company Retention Plan for Salaried Employees
                      (incorporated by reference to Exhibit 10.10 to the Company's
                      Registration Statement on Form S-1, No. 33-23508, filed under the
                      Securities Act).
        *10.9.1    -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company
                      Retention Plan for Salaried Employees.
        *10.9.2    -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling Company
                      Retention Plan for Salaried Employees.
          10.10    -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.11 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.11    -- Form of Restricted Stock Award Agreement entered into between the Com-
                      pany and certain key executive officers (incorporated by reference to
                      Exhibit 10.12 to the Company's Registration Statement on Form S-1, No.
                      33-23508, filed under the Securities Act).
          10.11.1  -- Form of Restricted Stock Award Agreement dated as of December 31, 1992 entered into between the Company and certain key executive officers
                      (incorporated by reference to Exhibit 10.10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1992).
        *10.11.2  --  Form of Deferred Stock Award Agreement dated as of December 31, 1992 entered into between the Company and certain key executive officers.
          10.12    -- Exploration and Development Agreement dated as of May 25, 1988 among the
                      Company, Mosbacher Offshore, Inc. and COGC (incorporated by reference to
                      Exhibit 10.13 to the Company's Registration Statement on Form S-1, No.
                      33-23508, filed under the Securities Act).
          10.12.1  -- Letter Agreement dated February 15, 1991 extending Exploration and
                      Development Agreement (incorporated by reference to Exhibit 10.13.1 to the Company's Form 10-K for the fiscal year ended December 31, 1990).
          10.13    -- Letter of intent dated March 30, 1989 between the Company and Loews
                      Corporation, and its wholly-owned subsidiary Loews San Antonio Hotel
                      Corporation (incorporated by reference to Exhibit 10.16 to the Company's
                      Form 10-K for the fiscal year ended December 31, 1988).
          10.13.1  -- Agreement of Purchase and Sale dated May 24, 1989 between the Company,
                      Loews San Antonio Hotel Corporation and Loews Corporation (incorporated by reference to Exhibit 10.16.1 to the Company's Form 10-K for the
                      fiscal year ended December 31, 1989).

          10.13.2  -- Bareboat Charter Party Agreement (MARLIN NO. 6) dated May 24, 1989 between the Company and Loews San Antonio Hotel Corporation (incorpo-
                      rated by reference to Exhibit 10.16.2 to the Company's Form 10-K for the
                      fiscal year ended December 31, 1989).
          10.13.3  -- Bareboat Charter Party Agreement (MARLIN NO. 7) dated May 24, 1989 between the Company and Loews San Antonio Hotel Corporation (incorpo-
                      rated by reference to Exhibit 10.16.3 to the Company's Form 10-K for the
                      fiscal year ended December 31, 1989).
          10.13.4  -- Bareboat Charter Party Agreement (MARLIN NO. 17) dated May 24, 1989 between the Company and Loews San Antonio Hotel Corporation (incorpo-
                      rated by reference to Exhibit 10.16.4 to the Company's Form 10-K for the
                      fiscal year ended December 31, 1989).
          10.14    -- Credit Agreement as of October 31, 1991 by and among the Company, COGC,
                      International and NMB Postbank Groep N.V. ("NMB") (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q, No. 0-16703, for
                      the fiscal quarter ended September 30, 1991).
          10.14.1  -- First Restated Credit Agreement as of December 13, 1991 by and among the
                      Company, COGC, International and NMB (incorporated by reference to Ex-
                      hibit 10.20.1 to the Company's Form 10-K for the fiscal year ended
                      December 31, 1991).
          10.14.2  -- First Amendment to First Restated Credit Agreement dated as of July 1,
                      1992, by and among the Company, COGC, International and NMB
                      (incorporated by reference to Exhibit 10.16.2 to the Company's
                      Registration Statement on Form S-1, No. 33-51780, filed under the
                      Securities Act).
          10.14.3  -- Second Amendment to First Restated Credit Agreement dated as of October
                      8, 1992, by and among the Company, COGC, International and Interna-
                      tionale Nederlanden Bank N.V., formerly NMB (incorporated by reference to Exhibit 10.16.3 to the Company's Registration Statement on Form S-1,
                      No. 33-51780, filed under the Securities Act).
        *10.14.4  --  Third Amendment to First Restated Credit Agreement dated as of December
                      23, 1993, by and among the Company, COGC, International and Interna-
                      tionale Nederlanden (U.S.) Capital Corporation ("INCC"), assignee of
                      Internationale Nederlanden Bank N.V.
          10.15    -- Bareboat Charter Agreement (LANGLEY) dated as of December 13, 1991, between the Company and Dresser-Rand Company ("Dresser-Rand") (in-
                      corporated by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.15.1  -- Bareboat Charter Agreement (FRANKLIN) dated as of December 13, 1991, between the Company and Dresser-Rand (incorporated by reference to
                      Exhibit 10.22.1 to the Company's Form 10-K for the fiscal year ended
                      December 31, 1991).
          10.15.2  -- Bareboat Charter Agreement (FORRESTAL) dated as of December 13, 1991, between the Company and Dresser-Rand (incorporated by reference to
                      Exhibit 10.22.2 to the Company's Form 10-K for the fiscal year ended
                      December 31, 1991).
          10.15.3  -- Maintenance, Moving and Jacking Agreement (LANGLEY) dated as of De-
                      cember 13, 1991 between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.3 to the Company's Form 10-K for the fiscal year ended December 31, 1991).

          10.15.4  -- Maintenance, Moving and Jacking Agreement (FRANKLIN) dated as of
                      December 13, 1991 between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.4 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.15.5  -- Maintenance, Moving and Jacking Agreement (FORRESTAL) dated as of
                      December 13, 1991 between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.5 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.15.6  -- Multiparty Agreement and Limited Performance Guaranty dated as of Decem-
                      ber 13, 1991 by and among the Company, Dresser-Rand and NMB (incorpo-
                      rated by reference to Exhibit 10.22.6 to the Company's Form 10-K for the
                      fiscal year ended December 31, 1991).
          10.15.7  -- Letter of Agreement dated as of December 13, 1991 between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.7 to the
                      Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.16    -- Contract for Sale of Vessels dated October 16, 1992 among the Company,
                      Storm Drilling Company and the United States of America, as represented by the Secretary of Transportation, acting by and through the Maritime
                      Administration (incorporated by reference to Exhibit 10.20 to the
                      Company's Registration Statement on Form S-1, No. 33-51780, filed under the Securities Act).
          10.17    -- Contract for Sale of Vessels dated December 14, 1992 among the Company,
                      Storm Drilling Company and the United States of America, as represented by the Secretary of Transportation, acting by and through the Maritime
                      Administration (incorporated by reference to Exhibit 10.21 to the
                      Company's Form 10-K for the fiscal year ended December 31, 1992).
          10.18    -- Cliffs Neddrill Central Turnkey International Joint Venture Agreement
                      dated December 15, 1992, by and among Cliffs Drilling International,
                      Inc., Neddrill Turnkey Drilling B.V. and Perforadora Central S.A. de
                      C.V. (incorporated by reference to Exhibit 10.22 to the Company's Form
                      10-K for the fiscal year ended December 31, 1992).
          10.19    -- Asset Purchase and Sale Agreement dated March 30, 1993, between the
                      Company, as seller, and Cerrito Investment Corporation (incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q, File No. 0-16703,
                      for the fiscal quarter ended March 31, 1993).
        *21.1      -- Subsidiaries of the Registrant.
        *23.1      -- Consent of Ernst & Young.
        *23.2      -- Consent of Huddleston & Co., Inc.

- ---------------

* Filed herewith

     All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.