Form 10-Q
period 1994-03-31
CLIFFS DRILLING CO
filed 1994-04-29
CIK 831964

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ________________

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended
                                 March 31, 1994

                         Commission File Number 0-16703

                            CLIFFS DRILLING COMPANY
             (Exact name of registrant as specified in its charter)


             Delaware                          76-0248934
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)         Identification Number)

        300 Citicorp Center                       77002
          Houston, Texas                       (Zip Code)
       (Address of principal
        executive offices)


                                 (713) 651-9426
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes X   No


 Number of shares of Common Stock outstanding as of April 27, 1994:    4,188,104

                       (Exhibit Index Located on Page 17)

                               Page 1 of 17 Pages

                           CLIFFS DRILLING COMPANY
                                  Form 10-Q
                  For the Three Months Ended March 31, 1994



                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.   Financial Statements.

              Consolidated Statements of Operations (Unaudited) -
                   CLIFFS DRILLING COMPANY
                   Three Months ended March 31, 1994 and 1993 . . . . . . . . . . . . . .   3

              Consolidated Balance Sheets -
                   CLIFFS DRILLING COMPANY
                   March 31, 1994 (Unaudited) and December 31, 1993 . . . . . . . . . . .   4

              Consolidated Statements of Cash Flows (Unaudited) -
                   CLIFFS DRILLING COMPANY
                   Three Months ended March 31, 1994 and 1993 . . . . . . . . . . . . . .   5

              Notes to Interim Consolidated Financial Statements (Unaudited). . . . . . .   6


         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . .   8


PART II - OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .  15


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                       2

                            CLIFFS DRILLING COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             Three Months
                                                            Ended March 31,
                                                         --------------------
                                                          1994          1993
                                                         -------      -------
                                                        (In thousands, except
                                                          per share amounts)
REVENUES:
         Revenues  . . . . . . . . . . . . . . . . .     $16,480       $17,817
         Income (Loss) from Equity Investment  . . .          (3)           --
                                                         -------       -------
                                                          16,477        17,817

COSTS AND EXPENSES:
         Operating Expenses. . . . . . . . . . . . .       7,670        11,524
         Depreciation, Depletion and Amortization. .       3,587         3,935
         Contract Termination Provision. . . . . . .       1,615            --
         Exploration Costs . . . . . . . . . . . . .          21            47
         General and Administrative Expense. . . . .       1,251         1,133
                                                         -------       -------
                                                          14,144        16,639
                                                         -------       -------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . .       2,333         1,178

OTHER INCOME (EXPENSE):
         Gain (Loss) on Disposition of Assets  . . .         (54)          423
         Interest Income . . . . . . . . . . . . . .         215           230
         Interest Expense. . . . . . . . . . . . . .        (161)         (427)
         Other, net. . . . . . . . . . . . . . . . .        (640)         (108)
                                                         -------       -------
INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . .       1,693         1,296

INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . . .         273           202
                                                         -------       -------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . .       1,420         1,094

DIVIDENDS APPLICABLE TO PREFERRED STOCK. . . . . . .        (665)         (665)
                                                         -------       -------
NET INCOME (LOSS) APPLICABLE TO COMMON AND
         COMMON EQUIVALENT SHARES. . . . . . . . . .     $   755       $   429
                                                         =======       =======
NET INCOME (LOSS) PER SHARE:
         Primary . . . . . . . . . . . . . . . . . .     $  0.17       $  0.10
                                                         =======       =======
         Assuming Full Dilution. . . . . . . . . . .     $  0.17       $  0.10
                                                         =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON AND
         COMMON EQUIVALENT SHARES OUTSTANDING:
         Primary . . . . . . . . . . . . . . . . . .       4,461         4,511
                                                         =======       =======
         Assuming Full Dilution. . . . . . . . . . .       4,461         4,511
                                                         =======       =======

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,     December 31,
                                                                                            1994           1993
                                                                                          ---------     ------------
                                                                                         (UNAUDITED)
                                                                                               (In thousands)
                                            ASSETS
CURRENT ASSETS:
         Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,708      $  10,615
         Accounts Receivable, net of allowance for doubtful accounts of $632
             and $697 at March 31, 1994 and December 31, 1993, respectively  . . . . . .      19,899         15,743
         Other Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,280          3,812
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,107          2,478
         Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . . . . . .       1,244            485
         Prepaid Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,160          1,098
         Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,476          3,798
                                                                                           ---------      ---------
                  Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .      36,874         38,029

PROPERTY AND EQUIPMENT, AT COST:
         Rigs and Related Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .     172,102        168,059
         Oil and Gas Properties ("successful efforts" method)  . . . . . . . . . . . . .      25,000         24,888
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,834          2,534
                                                                                           ---------      ---------
                                                                                             199,936        195,481
         Less:  Accumulated Depreciation, Depletion and Amortization . . . . . . . . . .    (112,564)      (108,975)
                                                                                           ---------      ---------
                  Net Property and Equipment . . . . . . . . . . . . . . . . . . . . . .      87,372         86,506

NOTES AND OTHER RECEIVABLES - LONG TERM  . . . . . . . . . . . . . . . . . . . . . . . .       6,710          7,044
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE . . . . . . . . . . . . . . . . .         849          1,852
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,200             92
                                                                                           ---------      ---------
                  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 133,005      $ 133,523
                                                                                           =========      =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  13,550      $   8,679
         Accrued Expenses, Including Interest  . . . . . . . . . . . . . . . . . . . . .       8,144          7,248
         Accrued Litigation Settlement and Expenses  . . . . . . . . . . . . . . . . . .          --          1,700
                                                                                           ---------      ---------
                  Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . .      21,694         17,627

NOTES PAYABLE - LONG TERM  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,115         13,108
OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         623            659
DEFERRED INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,495            885

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
         $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at March 31, 1994
             and December 31, 1993, respectively ($28,750,000 liquidation value)   . . .      28,750         28,750

SHAREHOLDERS' EQUITY:
         Common Stock, $.01 par value, 15,000,000 shares authorized; 4,268,104 and
             4,513,104 shares issued and outstanding at March 31, 1994 and
             December 31, 1993, respectively . . . . . . . . . . . . . . . . . . . . . .          45             45
         Paid in Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      99,133         99,133
         Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . . . . . . . . .     (25,537)       (26,292)
         Less:  Notes Receivable from Officers for Restricted Stock  . . . . . . . . . .        (232)          (232)
                Restricted Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (84)          (103)
                Treasury Stock, at cost, 250,000 and 5,000 shares at  March 31, 1994
                and December 31, 1993, respectively  . . . . . . . . . . . . . . . . . .      (2,997)           (57)
                                                                                           ---------      ---------
                  Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . .      70,328         72,494
                                                                                           ---------      ---------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . .   $ 133,005      $ 133,523
                                                                                           =========      =========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                               Three Months
                                                                              Ended March 31,
                                                                           --------------------
                                                                            1994          1993
                                                                           -------      -------
                                                                              (In thousands)

OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,420      $ 1,094
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
         PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         Depreciation, Depletion and Amortization . . . . . . . . . .        3,587        3,935
         Contract Termination Provision . . . . . . . . . . . . . . .        1,615           --
         Mobilization Expense Amortization. . . . . . . . . . . . . .          160          540
         (Gain) Loss on Disposition of Assets . . . . . . . . . . . .           54         (423)
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (205)           2
         CHANGES IN OPERATING ASSETS AND LIABILITIES:
                    Accounts Receivable . . . . . . . . . . . . . . .       (3,624)      (3,951)
                    Inventories . . . . . . . . . . . . . . . . . . .         (629)        (175)
                    Drilling Contracts in Progress. . . . . . . . . .         (759)       1,127
                    Prepaid Expenses and Other Current Assets . . . .         (683)         121
                    Investment in and Advances to Unconsolidated
                        Affiliate . . . . . . . . . . . . . . . . . .        1,675         (182)
                    Other Assets  . . . . . . . . . . . . . . . . . .       (1,147)          --
                    Accounts Payable and Other Accrued Liabilities. .        2,517         (657)
                    Deferred Income . . . . . . . . . . . . . . . . .           --          255
                                                                           -------      -------
                    Net Cash Provided by (Used in) Operating
                        Activities. . . . . . . . . . . . . . . . . .        3,981        1,686

INVESTING ACTIVITIES:
         Capital Expenditures . . . . . . . . . . . . . . . . . . . .       (4,769)      (4,961)
         Proceeds from Sale of Property and Equipment . . . . . . . .           16        5,000
         Collection of Notes Receivable . . . . . . . . . . . . . . .          334          237
                                                                           -------      -------
                    Net Cash Provided by (Used in)
                        Investing Activities. . . . . . . . . . . . .       (4,419)         276

FINANCING ACTIVITIES:
         Payments on Borrowings . . . . . . . . . . . . . . . . . . .       (3,993)      (3,038)
         Acquisition of Treasury Stock  . . . . . . . . . . . . . . .       (1,811)          --
         Preferred Stock Dividends  . . . . . . . . . . . . . . . . .         (665)        (665)
                                                                           -------      -------
                    Net Cash Provided by (Used in)
                        Financing Activities  . . . . . . . . . . . .       (6,469)      (3,703)
                                                                           -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .       (6,907)      (1,741)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . .       10,615       15,697
                                                                           -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .      $ 3,708      $13,956
                                                                           =======      =======

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 1994


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the period included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


2.       EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per share computations are based on net income (loss) less dividends on the Company's $2.3125 Convertible Exchangeable Preferred Stock (the "Preferred Stock"), divided by the average number of common shares and equivalents outstanding during the respective periods. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. The Preferred Stock is not included in the primary earnings (loss) per share computation as it is not a common stock equivalent. Fully diluted earnings per common share computations are made after the assumption of conversion of the Preferred Stock when the effect of such conversion is dilutive.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 1994


3.       TREASURY STOCK

The Company purchased on the open market 245,000 shares of its Common Stock at an aggregate purchase price of $2,940,000, or $12.00 per share, during the quarter ended March 31, 1994. During the fourth quarter of 1993, the Company purchased on the open market 5,000 shares at an aggregate purchase price of $57,000, or $11.40 per share. All of the acquired shares are held as Common Stock in treasury, less shares issued to employees under certain benefit plans.

Subsequent to March 31, 1994, the Company purchased on the open market an additional 80,000 shares of its Common Stock at an aggregate purchase price of $980,000, or $12.25 per share.

4.       NOTES PAYABLE

The Company executed the Second Restated Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") during the first quarter of 1994, thereby converting its $10,000,000 working capital credit facility to a $20,000,000 revolving line of credit subject to certain borrowing base limitations. The revolving line of credit matures on January 1, 1996.

Subsequent to March 31, 1994, the Company drew an aggregate of $8,000,000 under the credit facility to fund its working capital requirements.

5.       CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to make them conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Company has endeavored to mitigate the effect of these depressed market conditions by diversifying its scope of operations beyond the traditional domestic daywork contract drilling market. To achieve its strategic objective, the Company established separate but related lines of business in turnkey drilling and Mobile Offshore Production Unit ("MOPU") operations, and pursued foreign drilling and production opportunities. Each of the Company's business segments will continue to be affected, however, by the unsettled energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations, and environmental concerns.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1994 Versus 1993

The Company recognized net income, before preferred dividends, of $1.4 million during the first quarter of 1994 compared to net income of $1.1 million in the same period in 1993. Operating income increased $1.2 million in the first quarter of 1994 compared to the first quarter of 1993. The improvement in operating income was due to increased foreign daywork drilling operating income of $1.6 million and decreased domestic daywork drilling operating losses of $1.0 million. These improvements were offset in part by decreased MOPU operating income of $1.3 million and increased corporate overhead of $.1 million.

                                        Three Months Ended
                                              March 31,
                                         -----------------  Increase
                                           1994      1993  (Decrease)
                                         -------   ------- ----------
                                           (Unaudited)
                                          (In thousands)
Revenues:
  Daywork Drilling:
     Domestic. . . . . . . . . . . . . . $     8   $    23   $   (15)
     Foreign . . . . . . . . . . . . . .   7,204     5,020     2,184
  Turnkey Drilling . . . . . . . . . . .   2,914     6,667    (3,753)
  MOPU Operations. . . . . . . . . . . .   5,779     5,148       631
  Oil and Gas. . . . . . . . . . . . . .     574       959      (385)
  Eliminations . . . . . . . . . . . . .      (2)       --        (2)
                                         -------   -------   -------
     Consolidated. . . . . . . . . . . . $16,477   $17,817   $(1,340)
                                         =======   =======   =======
Operating Income (Loss):
  Daywork Drilling:
     Domestic. . . . . . . . . . . . . . $   (65)  $(1,014)  $   949
     Foreign . . . . . . . . . . . . . .   1,500      (131)    1,631
  Turnkey Drilling . . . . . . . . . . .     426       393        33
  MOPU Operations. . . . . . . . . . . .   2,083     3,428    (1,345)
  Oil and Gas. . . . . . . . . . . . . .    (336)     (345)        9
  Corporate Office . . . . . . . . . . .  (1,275)   (1,153)     (122)
                                         -------   -------   -------
     Consolidated. . . . . . . . . . . . $ 2,333   $ 1,178   $ 1,155
                                         =======   =======   =======


Daywork Drilling

Domestic daywork drilling results in the first quarter of 1994 reflect the Company's strategy to diversify away from this volatile market. As a result of domestic drilling rig deployments out of the United States, domestic daywork drilling operating losses decreased by $1.0 million from the first quarter of 1993 to the first quarter of 1994. Operating losses incurred in the first quarter of 1993 were due primarily to stacked rig costs associated with the Company's domestic land rigs. One of the Company's land drilling rigs, which was stacked during the first quarter of 1993, was mobilized to Venezuela during the first quarter of 1994 and began daywork drilling operations for Corpoven, S.A. ("Corpoven") for a three-year term. Two of the Company's land drilling rigs, which were stacked during all of 1993, were mobilized to Venezuela during the first quarter of 1994 and began drilling the first of 6 turnkey wells for Corpoven during April, 1994.

Foreign daywork drilling revenues increased $2.2 million from $5.0 million in the first quarter of 1993 to $7.2 million in the first quarter of 1994.
Foreign daywork drilling operating income increased $1.6 million during the same period. Foreign daywork drilling operating results reflect increased revenues primarily due to contributions from one of the Company's jack-up drilling rigs which was mobilized to the Bay of Tampico, Mexico during the first quarter of 1994. This jack-up drilling rig is currently drilling the first of 2 turnkey wells for Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture in which the Company holds a one-third ownership interest, both of which should be completed during 1994. Also attributing to the increased revenues were the additional land rig operations in Venezuela and increased average dayrates for the Company's 2 jack-up drilling rigs working in Venezuela during the first quarter of 1994 compared to the same period in 1993. The increase in operating income was primarily due to these expanded foreign activities and revenues coupled with various cost reductions, primarily jack-up rig repair and maintenance and amortization of mobilization costs.

Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela were renegotiated and extended to March,1995. The new dayrates are lower than those received during 1993 and the first quarter of 1994; however, the contract rates are adjusted quarterly based upon fluctuations in oil prices from the base oil price in effect at the contract renewal date. Contracts on 2 of the land drilling rigs working in eastern Venezuela expire in September, 1995.


Turnkey Drilling

Turnkey drilling revenues decreased $3.8 million from $6.7 million in the first quarter of 1993 to $2.9 million in the same period in 1994. One turnkey contract was completed in the first quarter of both 1993 and 1994. Turnkey drilling operating income in the first quarter of 1994 was approximately the same as operating income during the same period of 1993.

The Company anticipates improved turnkey drilling operating results during the remainder of 1994 due to the award of approximately $50 million in international turnkey contracts to be drilled in 1994 and 1995. The Company was awarded 2 packages with 3 turnkey wells in each package to be drilled for Corpoven with estimated revenues of approximately $36 million. The Company mobilized 2 land rigs to Venezuela during the first quarter of 1994 to work on these projects. In addition, CNCTI was awarded 2 drilling packages by Petroleos de Mexico S.A. ("PEMEX") for the drilling of a total of 4 wells. The Company mobilized an idle jack-up drilling rig to the Bay of Tampico, Mexico in the first quarter of 1994 to drill 2 of the 4 wells. The 2 packages are expected to generate $42 million in revenues to CNCTI. In addition to the turnkey wells being drilled in Mexico and Venezuela, the Company is currently in the process of drilling 2 turnkey wells in the United States and one in Holland.


MOPU Operations

MOPU revenues increased $.6 million from $5.2 million in the first quarter of 1993 to $5.8 million in the first quarter of 1994. MOPU operating income decreased $1.3 million during the same period. The increase in revenues was primarily due to contributions from MOPU No. 8 which began operations during the third quarter of 1993. Operating income decreased primarily due to the deferral of income recognition to the extent of potential losses that could occur upon exercise of certain buyout options on 2 of the 3 MOPUs working in Venezuela. Partially offsetting the impact of this $1.6 million non-cash provision was the income contribution from MOPU No. 8. Each of the 3 MOPUs working in Venezuela has an initial contract term of two years which concludes during 1994, subject to certain buyout options, which if exercised, could have a material impact on the Company's future results of operations. See "Liquidity and Capital Resources."

The contract for MOPU No. 4, which is operating in the Gulf of Mexico, terminates at the end of April, 1994. MOPU No. 4 contributed revenues of $.1 million and $.3 million and an operating loss of $.1 million and operating income of $.1 million during the first quarter of 1994 and 1993, respectively. The Company will market this MOPU upon termination of the contract. No assurance can be given that the Company will be able to secure a contract for the operation of MOPU No. 4. The Company has secured a bareboat charter for one of its idle rigs from a third party for future use of the unit as a workover rig in the U.S. Gulf of Mexico. Operations are expected to commence during the latter part of the second quarter of 1994.


Oil and Gas

Oil and gas revenues decreased $.4 million from $1.0 million in the first quarter of 1993 to $.6 million for the same period in 1994, primarily due to reduced gas revenues resulting from a net revenue interest reduction due to payout of one of its significant wells. Operating losses in the first quarter of 1994 were consistent with operating losses in the same period in 1993, primarily because decreased depreciation, depletion and amortization more than offset the revenue decrease.


Corporate Overhead

Corporate overhead increased $.1 million from $1.2 million in the first quarter of 1993 to $1.3 million in the first quarter of 1994. The increase was primarily due to an overall increase in employment and office costs.


Other Income (Expense)

The Company recognized $.9 million of other expense during the first quarter of 1994 compared to $.1 million of other expense during the same period in 1993. The net increase in other expenses resulted primarily from decreased gains on disposition of assets and increased exchange rate losses, partially offset by decreased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $6.9 million from $10.6 million at December 31, 1993 to $3.7 million at March 31, 1994. The decrease resulted from $4.8 million used to fund capital expenditures and $6.5 million used to make payments on borrowings, preferred stock dividends and purchases of Common Stock, partially offset by $4.0 million provided by operating activities and $.4 million of proceeds received primarily from the collection of notes receivable.

Cash provided by operating activities of $4.0 million included $2.7 million used for working capital and other requirements, primarily to fund the Company's foreign daywork drilling and turnkey drilling operations. "Accounts Receivable" increased from December 31, 1993 to March 31, 1994 due primarily to the timing of customer payments. The increase in "Other Assets" was primarily due to the deferral of mobilization costs associated with the movement of 3 land drilling rigs to Venezuela during the first quarter of 1994. "Accounts Payable" increased from December 31, 1993 to March 31, 1994 due primarily to mobilization and start-up costs associated with the Company's expanded foreign daywork drilling and turnkey operations.

Cash was used during the first three months of 1994 to fund $4.8 million of capital expenditures, which primarily related to the upgrade of the 3 additional land rigs mobilized to Venezuela and one jack-up rig mobilized for drilling operations in Mexico.

During the fourth quarter of 1992, the Company acquired 5 jack-up drilling rigs at a cost of $6.0 million, with plans to convert them to MOPUs. The conversion of the first unit, which replaced the MARLIN NO. 3, cost approximately $4.2 million and was funded by a portion of the insurance proceeds received in connection with the constructive total loss of MARLIN NO. 3 in 1992. This unit, MOPU No. 8, commenced operations on July 19, 1993 and is currently contracted to Union Pacific Resources Company. The second of the 5 rigs acquired was converted to a MOPU at a cost of $4.5 million. The cost of this unit was funded by a portion of the proceeds received from the sale of 1,500,000 shares of Common Stock of the Company which was completed during October, 1992. This unit, MOPU No. 10, is currently being marketed. No assurance can be given that the Company will be able to secure a contract for the operation of the second unit. One of the acquired rigs is currently being used as a mobile offshore supply unit to facilitate the Company's joint venture turnkey drilling operations in Mexico. The Company upgraded and mobilized another of the acquired rigs into Mexico during the first quarter of 1994 for turnkey drilling operations in the Bay of Tampico. The Company has secured a bareboat charter on the final unit from a third party for future use as a workover rig in the U.S. Gulf of Mexico. The Company expects to spend $1.1 million to refurbish the rig. Operations are expected to commence during the latter part of the second quarter of 1994.

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

Each of the 3 MOPUs working in Venezuela has an initial contract term of two years expiring in 1994, subject to certain buyout options. The buyout options can be exercised at any time during the contract term. The loss of future operating income associated with these units, should the buyout options be exercised or contract renewals not be obtained, could have a material adverse effect on the Company's future results of operations. Because the Company now believes there is a reasonable likelihood that the buyout options on 2 of the units will be exercised in 1994, the Company has elected to defer income recognition prospectively on these 2 units to the extent of potential losses that could occur upon exercise of the options. At March 31, 1994, the Company had provided an aggregate of $2.2 million of reserves to offset potential losses on the units if the buyout options were to be exercised on 2 of the units. The Company expects to defer additional income recognition in the amount of $1.8 million in each of the second and third quarters of 1994. The initial two-year term of the contract on one of the MOPUs working in Venezuela expires on May 7, 1994. The Company's operating results subsequent to the expiration of the initial term will not include revenues and operating income related to this MOPU until the charterer has satisfied all contractual obligations and the original contract extended or a new contract negotiated.
No assurance can be given that the contract will be renewed, and if renewed, at rates comparable to those received during the original two-year term of the contract.

Approximately 66% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first three months of 1994. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its Venezuelan contracts.

In conjunction with the redelivery to the owner of 3 offshore drilling rigs under long-term charters, a dispute existed as to whether or not the Company complied with the terms of the charters regarding maintenance and repair of the rigs during the charter period, as well as the condition of the rigs upon redelivery. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division, which awarded the owner $3.5 million, plus court costs, offset by a partial summary judgment of $1.8 million. The Company paid the owner $1.7 million in February, 1994 as a final settlement of all disputed issues.

At December 31, 1993, the Company's credit agreement with INCC, formerly Internationale Nederlanden Bank N.V., provided for a $10.0 million working capital credit facility which had a maturity date of January 1, 1995 and a $30.0 million term loan which matures January 1, 1995. As of March 31, 1994, the outstanding balance of the Company's term loan with INCC was $9.1 million, which is scheduled to be paid in full on or before October 1, 1994. During March, 1994, the Company amended the terms of the credit facility thereby increasing the amount available to $20.0 million, subject to certain borrowing base limitations, and extended the maturity date to January 1, 1996. Subsequent to March 31, 1994, the Company drew an aggregate of $8.0 million under the amended credit facility.

The Company from time to time purchases its Common Stock in the open market. The Company purchased 245,000 shares of its Common Stock at an aggregate purchase price of $2.9 million, or $12.00 per share, during the quarter ended March 31, 1994. A total of 5,000 shares, at an aggregate purchase price of $.1 million, or $11.40 per share, was acquired in the fourth quarter of 1993. Subsequent to March 31, 1994, the Company purchased an additional 80,000 shares of its Common Stock at an aggregate purchase price of $1.0 million, or $12.25 per share. Management of the Company believes that the Common Stock is trading at prices which do not reflect the value of the Company and has determined that the acquisition of such stock would be in the best interest of the Company and its shareholders. All of the acquired shares are held as Common Stock in treasury, less shares issued to employees under certain benefit plans.

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

                                    PART II

                               OTHER INFORMATION




ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

                  10.14.1  -   Second Restated Credit Agreement dated as of
                               March 28, 1994 by and among the Company, Cliffs
                               Oil and Gas Company, and Cliffs Drilling
                               International, Inc., and INCC.

             (b)  Reports on Form 8-K

                  Report on Form 8-K filed on February 17, 1994.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CLIFFS DRILLING COMPANY



Date:    April 27, 1994                    By /s/  EDWARD A. GUTHRIE
     ______________________                   ____________________________
                                                   Edward A. Guthrie
                                               Vice President - Finance



Date:    April 27, 1994                    By /s/  CINDY B. TAYLOR
     ______________________                   ____________________________
                                                   Cindy B. Taylor
                                                Corporate Controller

                                 EXHIBIT INDEX



10.14.1   --   Second Restated Credit Agreement dated as of March 28, 1994 by and among the Company, Cliffs Oil and Gas Company, and Cliffs
               Drilling International, Inc., and INCC.