Form 10-Q
period 1994-06-30
CLIFFS DRILLING CO
filed 1994-07-27
CIK 831964

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1994

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
                                                         Yes X  No
                                                            ---   ---

 Number of shares of Common Stock outstanding as of July 26, 1994:    4,128,104

                       (Exhibit Index Located on Page 21)

                               Page 1 of 21 Pages

                           CLIFFS DRILLING COMPANY
                                  FORM 10-Q
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994

                                                                                                                       Page
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS.

         Consolidated Statements of Operations (Unaudited) -
           CLIFFS DRILLING COMPANY
           Three and Six Months ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Balance Sheets -
           CLIFFS DRILLING COMPANY
           June 30, 1994 (Unaudited) and December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Cash Flows (Unaudited) -
           CLIFFS DRILLING COMPANY
           Three and Six Months ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

         Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . .     6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

PART II - OTHER INFORMATION

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .    19

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20


EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  THREE MONTHS                 SIX MONTHS
                                                                 ENDED JUNE 30,              ENDED JUNE 30,
                                                                 --------------              --------------
                                                                1994         1993           1994        1993
                                                                ----         ----           ----        ----
                                                                  (In thousands, except per share amounts)

REVENUES:
     Revenues                                                 $ 15,475    $  12,224      $  31,955    $ 30,041
     Income (Loss) from Equity Investment                        1,072           (5)         1,069          (5)
                                                              --------    ---------      ---------    --------
                                                                16,547       12,219         33,024      30,036

COSTS AND EXPENSES:
     Operating Expenses                                          7,433        4,465         15,103      15,989
     Depreciation, Depletion and Amortization                    3,513        4,064          7,100       7,999
     Contract Termination Provision                              1,762           --          3,377          --
     Exploration Costs                                              26           60             47         107
     General and Administrative Expense                          1,268        1,215          2,519       2,348
                                                              --------    ---------      ---------    --------
                                                                14,002        9,804         28,146      26,443
                                                              --------    ---------      ---------    --------

OPERATING INCOME                                                 2,545        2,415          4,878       3,593

OTHER INCOME (EXPENSE):
     Gain on Disposition of Assets                                 590          278            536         701
     Interest Income                                               162          242            377         472
     Interest Expense                                             (262)        (366)          (423)       (793)
     Exchange Rate Loss                                           (783)         (58)          (995)       (109)
     Other, net                                                   (235)        (320)          (663)       (377)
                                                              --------    ---------      ---------    --------
INCOME BEFORE INCOME TAXES                                       2,017        2,191          3,710       3,487
INCOME TAX EXPENSE                                                 499          156            772         358
                                                              --------    ---------      ---------    --------

NET INCOME                                                       1,518        2,035          2,938       3,129
DIVIDENDS APPLICABLE TO PREFERRED STOCK                           (665)        (665)        (1,330)     (1,330)
                                                              --------    ---------      ---------    --------
NET INCOME APPLICABLE TO COMMON
     AND COMMON EQUIVALENT SHARES                             $    853    $   1,370      $   1,608    $  1,799
                                                              ========    =========      =========    ========

NET INCOME PER SHARE:
     Primary                                                  $   0.20    $    0.30      $    0.37    $   0.40
                                                              ========    =========      =========    ========
     Assuming Full Dilution                                   $   0.20    $    0.30      $    0.37    $   0.40
                                                              ========    =========      =========    ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING:
     Primary                                                     4,196        4,515          4,328       4,512
                                                              ========    =========      =========    ========
     Assuming Full Dilution                                      4,196        4,515          4,328       4,512
                                                              ========    =========      =========    ========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1994             1993
                                                                                     --------       ------------
                                                                                    (UNAUDITED)
                                                                                           (In thousands)
                               ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                                       $   2,124        $  10,615
    Accounts Receivable, net of allowance for doubtful accounts of $679
         and $697 at June 30, 1994 and December 31, 1993, respectively                 17,451           15,743
    Other Receivables                                                                   2,378            3,812
    Inventories                                                                         5,815            2,478
    Drilling Contracts in Progress                                                     11,090              485
    Prepaid Insurance                                                                   2,650            1,098
    Other Prepaid Expenses                                                              3,483            3,798
                                                                                    ---------        ---------
         Total Current Assets                                                          44,991           38,029

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment                                                        167,606          168,059
    Oil and Gas Properties ("successful efforts" method)                               25,051           24,888
    Other                                                                               2,948            2,534
                                                                                    ---------        ---------
                                                                                      195,605          195,481
    Less:  Accumulated Depreciation, Depletion and Amortization                      (109,777)        (108,975)
                                                                                    ---------        ---------
         Net Property and Equipment                                                    85,828           86,506

NOTES AND OTHER RECEIVABLES - LONG TERM                                                 6,454            7,044
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE                                  2,021            1,852
OTHER ASSETS                                                                              766               92
                                                                                    ---------        ---------
         TOTAL ASSETS                                                               $ 140,060        $ 133,523
                                                                                    =========        =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable                                                                $  17,685        $   8,679
    Accrued Expenses, Including Interest                                                8,229            7,248
    Accrued Litigation Settlement and Expenses                                             --            1,700
                                                                                    ---------        ---------
         Total Current Liabilities                                                     25,914           17,627

NOTES PAYABLE - LONG TERM                                                              11,033           13,108
OTHER LIABILITIES                                                                         588              659
DEFERRED INCOME                                                                         4,257              885

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at June 30, 1994
         and December 31, 1993, respectively ($28,750,000 liquidation value)           28,750           28,750

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 15,000,000 shares authorized; 4,128,104 and
         4,513,104 shares issued and outstanding at June 30, 1994 and
         December 31, 1993, respectively                                                   45               45
    Paid in Capital                                                                    99,133           99,133
    Retained Earnings (Deficit)                                                       (24,684)         (26,292)
    Less:  Notes Receivable from Officers for Restricted Stock                           (232)            (232)
           Restricted Stock                                                               (69)            (103)
           Treasury Stock, at cost, 390,000 and 5,000 shares at June 30, 1994
             and December 31, 1993, respectively                                       (4,675)             (57)
                                                                                    ---------        ---------
         Total Shareholders' Equity                                                    69,518           72,494
                                                                                    ---------        ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 140,060        $ 133,523
                                                                                    =========        =========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         THREE MONTHS            SIX MONTHS
                                                                        ENDED JUNE 30,         ENDED JUNE 30,
                                                                        --------------         --------------
                                                                       1994       1993         1994      1993
                                                                       ----       ----         ----      ----
                                                                                  (IN THOUSANDS)

OPERATING ACTIVITIES:
Net Income                                                          $  1,518   $  2,035    $   2,938  $  3,129
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation, Depletion and Amortization                           3,513      4,064        7,100     7,999
    Contract Termination Provision                                     1,762         --        3,377        --
    Mobilization Expense Amortization                                    109        500          269     1,040
    Gain on Disposition of Assets                                       (590)      (278)        (536)     (701)
    Other                                                                  5        (11)        (200)       (9)

    CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Accounts Receivable                                            4,060        451          436    (3,500)
        Inventories                                                   (3,057)      (253)      (3,686)     (428)
        Drilling Contracts in Progress                                (9,589)      (353)     (10,348)      774
        Prepaid Expenses and Other Current Assets                       (695)    (1,024)      (1,378)     (903)
        Investment in and Advances to Unconsolidated Affiliate        (1,844)    (1,063)        (169)   (1,245)
        Other Assets                                                     345        (22)        (802)      (22)
        Accounts Payable and Other Accrued Liabilities                 5,108     (1,239)       7,625    (1,896)
        Deferred Income                                                   --        257           --       512
                                                                    --------  ---------    ---------  --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           645      3,064        4,626     4,750

INVESTING ACTIVITIES:
    Capital Expenditures                                              (1,686)    (2,331)      (6,455)   (7,292)
    Proceeds from Sale of Property and Equipment                          57        818           73     5,818
    Collection of Notes Receivable                                       256        457          590       694
                                                                    --------  ---------    ---------  --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (1,373)    (1,056)      (5,792)     (780)


FINANCING ACTIVITIES:
    Proceeds from Borrowings                                          10,500         --       10,500        --
    Payments on Borrowings                                            (8,582)    (4,082)     (12,575)   (7,120)
    Acquisition of Treasury Stock                                     (2,109)        --       (3,920)       --
    Proceeds from Issuance of Common Stock                                --         18           --        18
    Preferred Stock Dividends                                           (665)      (665)      (1,330)   (1,330)
                                                                    --------  ---------    ---------  --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (856)    (4,729)      (7,325)   (8,432)
                                                                    --------  ---------    ---------  --------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                         (1,584)    (2,721)      (8,491)   (4,462)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       3,708     13,956       10,615    15,697
                                                                    --------  ---------    ---------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  2,124  $  11,235    $   2,124  $ 11,235
                                                                    ========  =========    =========  ========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1994


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the period included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


2.  EARNINGS PER SHARE

Primary earnings per share computations are based on net income less dividends on the Company's $2.3125 Convertible Exchangeable Preferred Stock (the "Preferred Stock"), divided by the average number of common shares and equivalents outstanding during the respective periods. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. The Preferred Stock is not included in the primary earnings per share computation as it is not a common stock equivalent. Fully diluted earnings per common share computations are made after the assumption of conversion of the Preferred Stock when the effect of such conversion is dilutive.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1994


3.  TREASURY STOCK

The Company purchased on the open market 385,000 shares of its Common Stock at an aggregate purchase price of $4,618,000, or approximately $12.00 per share, during the six months ended June 30, 1994. During the fourth quarter of 1993, the Company purchased on the open market 5,000 shares at an aggregate purchase price of $57,000, or approximately $11.40 per share. All of the acquired shares are held as Common Stock in treasury, less shares issued to employees under certain benefit plans.

4.  NOTES PAYABLE

The Company executed the Second Restated Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") during the first quarter of 1994, thereby converting its $10,000,000 working capital credit facility to a $20,000,000 revolving line of credit subject to certain borrowing base limitations. The revolving line of credit matures on January 1, 1996.

Subsequent to June 30, 1994, the Company drew an additional $2,000,000 under the revolving line of credit to fund its working capital requirements.

5.  CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to make them conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Activity in the contract drilling industry and related oil service businesses has shown signs of improvement over the last two years due to various market consolidations and more stable natural gas prices. Crude oil prices declined significantly during the first quarter of 1994, but have returned to higher levels during the second quarter. These enhanced market conditions have resulted in an improvement in the balance of supply and demand for drilling equipment and increased rig utilization and dayrates. Competition, however, remains intense within the contract drilling industry. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities.

The Company has endeavored to mitigate the effect of volatile product pricing by diversifying its scope of operations beyond the traditional domestic daywork contract drilling market. To achieve its strategic objective, the Company established separate but related lines of business in turnkey drilling and Mobile Offshore Production Unit ("MOPU") operations, and pursued foreign drilling and production opportunities. Each of the Company's business segments will continue to be affected, however, by the unsettled energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations, and environmental concerns.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1994 Versus 1993

The Company recognized net income, before preferred dividends, of $1.5 million during the second quarter of 1994 compared to net income of $2.0 million in the same period in 1993. Operating income increased $.1 million in the second quarter of 1994 compared to the second quarter of 1993, even though net income was lower. The improvement in operating income was due to increased foreign daywork drilling operating income of $1.4 million, increased turnkey drilling operating income of $.7 million, and decreased domestic daywork drilling operating losses of $.5 million. These improvements were offset in part by decreased MOPU operating income of $2.5 million. Net income was lower in the second quarter of 1994 when compared to the second quarter of 1993 due primarily to exchange losses incurred from devaluation of the Venezuelan Bolivar.

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                                   --------              INCREASE
                                                                               1994         1993        (DECREASE)
                                                                               ----         ----        ----------
                                                                                  (UNAUDITED)
                                                                                 (IN THOUSANDS)
Revenues:
    Daywork Drilling:
         Domestic                                                         $         7  $       197    $      (190)
         Foreign                                                                8,356        5,286          3,070
    Turnkey Drilling                                                            3,557           49          3,508
    MOPU Operations                                                             4,810        5,305           (495)
    Oil and Gas                                                                   791        1,382           (591)
    Eliminations                                                                 (974)          --           (974)
                                                                          -----------  -----------    -----------
         Consolidated                                                     $    16,547  $    12,219    $     4,328
                                                                          ===========  ===========    ===========

Operating Income (Loss):
    Daywork Drilling:
         Domestic                                                         $         3  $      (493)   $       496
         Foreign                                                                2,110          693          1,417
    Turnkey Drilling                                                              739           87            652
    MOPU Operations                                                             1,114        3,581         (2,467)
    Oil and Gas                                                                   (67)        (220)           153
    Corporate Office                                                           (1,284)      (1,233)           (51)
    Eliminations                                                                  (70)          --            (70)
                                                                          -----------  -----------    -----------
         Consolidated                                                     $     2,545  $     2,415    $       130
                                                                          ===========  ===========    ===========


DAYWORK DRILLING

Domestic daywork drilling results in the second quarter of 1994 reflect the Company's strategy to diversify away from this volatile market. As a result of rig deployments out of the United States, domestic daywork drilling operating losses decreased by $.5 million from the second quarter of 1993 to the second quarter of 1994. Operating losses incurred in the second quarter of 1993 were due primarily to stacked rig costs associated with the Company's domestic land rigs. One of the Company's land drilling rigs, which was stacked during the first four months of 1993, was mobilized to Venezuela during the first quarter of 1994 and began daywork drilling operations for Corpoven, S.A. ("Corpoven") for a three-year term. Two of the Company's land drilling rigs, which were stacked during all of 1993, were mobilized to Venezuela during the first quarter of 1994 and are currently drilling the first of 6 turnkey wells for Corpoven.

Foreign daywork drilling revenues increased $3.1 million from $5.3 million in the second quarter of 1993 to $8.4 million in the second quarter of 1994. Foreign daywork drilling operating income increased $1.4 million during the same period. Foreign daywork drilling operating results reflect increased revenues and operating income primarily due to contributions from one of the

Company's jack-up drilling rigs which was mobilized to the Bay of Tampico, Mexico during the first quarter of 1994. This jack-up drilling rig is currently drilling the second of 2 turnkey wells for Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture in which the Company holds a one-third ownership interest, and is expected to come off contract during the third or fourth quarter of 1994. Also contributing to the improved results were the additional land rig operations in Venezuela, offset in part by decreased average dayrates for the Company's 2 jack-up drilling rigs working in Venezuela during the second quarter of 1994 when compared to the same period in 1993.

Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela were renegotiated and extended to March, 1995. The contract rates are adjusted quarterly based upon fluctuations in oil prices from the base oil price in effect at the contract renewal date. Contracts on 2 of the 3 land drilling rigs working in eastern Venezuela expire in September, 1995, and the other contract expires in February, 1997.


TURNKEY DRILLING

Turnkey drilling revenues increased $3.5 million from $.1 million in the second quarter of 1993 to $3.6 million in the second quarter of 1994. Turnkey drilling operating income increased $.7 million during the same period. Three turnkey contracts were completed in the second quarter of 1994 compared to one completed during the same period in 1993. Two of the 3 turnkey wells completed in the second quarter of 1994 and the turnkey well completed in the second quarter of 1993 were drilled for CNCTI and recorded under the equity method.

The Company is currently drilling the initial wells included in 2 packages of 3 turnkey wells for Corpoven. The 6 wells will be completed during 1994 and 1995 with revenues of approximately $36 million. The Company mobilized 2 land rigs to Venezuela during the first quarter of 1994 to work on these projects. The Company mobilized an idle jack-up drilling rig to the Bay of Tampico, Mexico in the first quarter of 1994 to drill 2 of the 4 wells awarded to CNCTI by Petroleos de Mexico S.A. ("PEMEX"). This jack-up drilling rig is currently drilling the second well. In addition to the turnkey wells being drilled in Mexico and Venezuela, the Company is currently in the process of drilling one turnkey well in the United States and one in Holland. Two of the wells currently in progress have encountered downhole problems. The Company accrued a total of $950,000 for expected losses on these contracts in the second quarter of 1994.


MOPU OPERATIONS

MOPU revenues decreased $.5 million from $5.3 million in the second quarter of 1993 to $4.8 million in the second quarter of 1994. MOPU operating income decreased $2.5 million during the same period. The decrease in revenues was primarily due to the expiration in May, 1994 of the two-year contract on the Langley, one of 3 MOPUs working in Venezuela, partially offset by contributions from MOPU No. 8 which began operations during the third quarter of 1993.

Operating income decreased primarily due to the non-cash deferral of income recognition of $1.8 million for potential losses that could occur upon exercise of certain buyout options on the remaining 2 MOPUs working in Venezuela. The expiration of the contract on the Langley also caused a decrease in operating income. The Langley contributed revenues of $.6 million and $1.5 million and operating income of $.2 million and $1.1 million during the second quarter of 1994 and 1993, respectively. The Langley is currently preparing for demobilization back to the United States. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. Each of the 2 remaining MOPUs working in Venezuela has an initial contract term of two years which concludes in September, 1994, subject to certain buyout options, which if exercised, could have a material impact on the Company's future results of operations. See "Liquidity and Capital Resources."

The contract for MOPU No. 4, which was operating in the Gulf of Mexico, terminated at the end of April, 1994. The Company is currently marketing this MOPU. No assurance can be given that the Company will be able to secure a contract for the operation of MOPU No. 4. The Company has secured a bareboat charter for one of its idle MOPUs from a third party for use as a workover rig in the U.S. Gulf of Mexico. Operations commenced during the latter part of the second quarter of 1994. The Company has also secured a contract for another of its idle MOPUs beginning in the fourth quarter of 1994.


OIL AND GAS

Oil and gas revenues decreased $.6 million from $1.4 million in the second quarter of 1993 to $.8 million for the same period in 1994, primarily due to reduced gas revenues resulting from a net revenue interest reduction upon payout of one of its significant wells. Operating losses in the second quarter of 1994 decreased $.2 million when compared to the same period in 1993, primarily because decreased depreciation, depletion and amortization and other operating expenses more than offset the revenue decrease.


CORPORATE OVERHEAD

Corporate overhead increased $.1 million from $1.2 million in the second quarter of 1993 to $1.3 million in the second quarter of 1994. The increase was primarily due to an overall increase in employment costs.

OTHER INCOME (EXPENSE)

The Company recognized $.5 million of other expense during the second quarter of 1994 compared to $.2 million of other expense during the same period in 1993. The net increase in other expenses resulted primarily from increased exchange rate losses of $.7 million, partially offset by increased gains from disposition of assets of $.3 million and decreased interest expense of $.1 million. See "Liquidity and Capital Resources."


RESULTS OF OPERATIONS

Six Months Ended June 30, 1994 Versus 1993

The Company recognized net income, before preferred dividends, of $2.9 million during the first six months of 1994 compared to net income of $3.1 million in the same period in 1993. Operating income increased $1.3 million in the first six months of 1994 compared to the first six months of 1993, even though net income was lower. The improvement in operating income was due to increased foreign daywork drilling operating income of $3.0 million, decreased domestic daywork drilling operating losses of $1.4 million, and increased turnkey drilling operating income of $.7 million. These improvements were offset in part by decreased MOPU operating income of $3.8 million. Net income was lower in the first six months of 1994 when compared to the same period in 1993 due primarily to exchange losses incurred from devaluation of the Venezuelan Bolivar.

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                                   --------            INCREASE
                                                                               1994         1993      (DECREASE)
                                                                               ----         ----      ----------
                                                                                  (UNAUDITED)
                                                                                (IN THOUSANDS)
Revenues:
    Daywork Drilling:
         Domestic                                                         $        15  $       220    $      (205)
         Foreign                                                               15,560       10,306          5,254
    Turnkey Drilling                                                            6,471        6,716           (245)
    MOPU Operations                                                            10,589       10,453            136
    Oil and Gas                                                                 1,365        2,341           (976)
    Eliminations                                                                 (976)          --           (976)
                                                                          -----------  -----------    -----------
         Consolidated                                                     $    33,024  $    30,036    $     2,988
                                                                          ===========  ===========    ===========

Operating Income (Loss):
    Daywork Drilling:
         Domestic                                                         $       (62) $    (1,507)   $     1,445
         Foreign                                                                3,610          562          3,048
    Turnkey Drilling                                                            1,165          480            685
    MOPU Operations                                                             3,197        7,009         (3,812)
    Oil and Gas                                                                  (403)        (565)           162
    Corporate Office                                                           (2,559)      (2,386)          (173)
    Eliminations                                                                  (70)          --            (70)
                                                                          -----------  -----------    -----------
         Consolidated                                                     $     4,878  $     3,593    $     1,285
                                                                          ===========  ===========    ===========


DAYWORK DRILLING

Domestic daywork drilling results in the first six months of 1994 reflect the Company's strategy to diversify away from this volatile market. As a result of rig deployments out of the United States, domestic daywork drilling operating losses decreased by $1.4 million from the first six months of 1993 to the first six months of 1994. Operating losses incurred in the first six months of 1993 were due primarily to stacked rig costs associated with the Company's domestic land rigs. One of the Company's land drilling rigs, which was stacked during the first four months of 1993, was mobilized to Venezuela during the first quarter of 1994 and began daywork drilling operations for Corpoven for a three-year term. Two of the Company's land drilling rigs, which were stacked during all of 1993, were mobilized to Venezuela during the first quarter of 1994 and are currently drilling the first of 6 turnkey wells for Corpoven.

Foreign daywork drilling revenues increased $5.3 million from $10.3 million in the first six months of 1993 to $15.6 million in the first six months of 1994. Foreign daywork drilling operating income increased $3.0 million during the same period. Foreign daywork drilling operating results reflect increased revenues and operating income primarily due to contributions from one of the Company's jack-up drilling rigs which was mobilized to the Bay of Tampico, Mexico during the first quarter of 1994. This jack-up drilling rig is currently drilling the second of 2 turnkey wells for CNCTI, and is expected to come off contract during the third or fourth quarter of 1994. Also contributing to the improved results were the additional land rig operations in Venezuela, offset in part by decreased average dayrates for the Company's 2 jack-up drilling rigs working in Venezuela.

Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela were renegotiated and extended to March, 1995. The contract rates are adjusted quarterly based upon fluctuations in oil prices from the base oil price in effect at the contract renewal date. Contracts on 2 of the 3 land drilling rigs working in eastern Venezuela expire in September, 1995, and the other contract expires in February, 1997.


TURNKEY DRILLING

Turnkey drilling revenues decreased $.2 million from $6.7 million in the first six months of 1993 to $6.5 million in the same period in 1994. Turnkey drilling operating income increased $.7 million during the same period. Four turnkey contracts were completed in the first six months of 1994 compared to 2 turnkey contracts completed in the same period in 1993, resulting in the increase in operating income. Two of the 4 turnkey wells completed in the first six months of 1994 and one of the 2 turnkey wells completed in the same period in 1993 were drilled by CNCTI and recorded under the equity method.

The Company is currently drilling the initial wells included in 2 packages of 3 turnkey wells for Corpoven. The 6 wells will be completed during 1994 and 1995 with revenues of approximately $36 million. The Company mobilized 2 land rigs to Venezuela during the first quarter of 1994 to work on these projects. The Company mobilized an idle jack-up drilling rig to the Bay of Tampico, Mexico in the first quarter of 1994 to drill 2 of the 4 wells awarded to CNCTI by PEMEX. This jack-up drilling rig is currently drilling the second well. In addition to the turnkey wells being drilled in Mexico and Venezuela, the Company is currently in the process of drilling one turnkey well in the United States and one in Holland. Two of the wells currently in progress have encountered downhole problems. The Company accrued a total of $950,000 for expected losses on these contracts in the 1994 results of operations.


MOPU OPERATIONS

MOPU revenues increased $.1 million from $10.5 million in the first six months of 1993 to $10.6 million in the first six months of 1994. However, MOPU operating income decreased $3.8 million during the same period. The increase in revenues was primarily due to contributions from MOPU No. 8 which began operations during the third quarter of 1993, offset in part by reduced revenues associated with the expiration in May, 1994 of the two-year contract on the Langley, one of 3 MOPUs working in Venezuela. Operating income decreased primarily due to the non-cash deferral of income recognition of $3.4 million for potential losses that could occur upon exercise of certain buyout options on the remaining 2 MOPUs working in Venezuela. The expiration of the contract on the Langley also caused a decrease in operating income. The Langley contributed revenues of $2.0 million and $2.9 million and operating income of $1.3 million and $2.2 million during the first six months of 1994 and 1993, respectively. The Langley is currently preparing for demobilization back to the United States. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. Each of the 2 remaining MOPUs working in Venezuela has an initial contract term of two years which concludes in September, 1994, subject to certain buyout options, which if exercised, could have a material impact on the Company's future results of
operations.   See "Liquidity and Capital Resources."

The contract for MOPU No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company is currently marketing this MOPU. No assurance can be given that the Company will be able to secure a contract for the operation of MOPU No. 4. The Company has secured a bareboat charter for one of its idle MOPUs from a third party for use as a workover rig in the U.S. Gulf of Mexico. Operations commenced during the latter part of the second quarter of 1994. The Company has also secured a contract for another of its idle MOPUs beginning in the fourth quarter of 1994.


OIL AND GAS

Oil and gas revenues decreased $1.0 million from $2.4 million in the first six months of 1993 to $1.4 million for the same period in 1994, primarily due to reduced gas revenues resulting from a net revenue interest reduction upon payout of one of its significant wells. Operating losses in the first six months of 1994 decreased $.2 million when compared to the same period in 1993, primarily because decreased depreciation, depletion and amortization and other operating expenses more than offset the revenue decrease.


CORPORATE OVERHEAD

Corporate overhead increased $.2 million from $2.4 million in the first six months of 1993 to $2.6 million in the first six months of 1994. The increase was primarily due to an overall increase in employment costs.

OTHER INCOME (EXPENSE)

The Company recognized $1.2 million of other expense during the first six months of 1994 compared to $.1 million of other expense during the same period in 1993. The net increase in other expenses resulted primarily from increased exchange rate losses of $.9 million. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $8.5 million from $10.6 million at December 31, 1993 to $2.1 million at June 30, 1994. The decrease resulted from $6.5 million used to fund capital expenditures and $17.8 million used to make payments on borrowings, preferred stock dividends and purchases of Treasury Stock, partially offset by $4.6 million provided by operating activities, $10.5 million from borrowings, and $.7 million received primarily from the collection of notes receivable.

Cash provided by operating activities of $4.6 million included $8.3 million used for working capital and other requirements, primarily to fund the Company's foreign daywork drilling and turnkey drilling operations. "Inventories" increased from December 31, 1993 to June 30, 1994 due primarily to the purchase of casing and other supplies for turnkey and daywork drilling operations in Venezuela. The increases in "Drilling Contracts in Progress" and "Accounts Payable" were due primarily to the Company's expanded turnkey operations.

Cash was used during the first six months of 1994 to fund $6.5 million of capital expenditures, which primarily related to the upgrade of the 3 additional land rigs mobilized to Venezuela, one jack-up rig mobilized for drilling operations in Mexico, modifications to an idle MOPU in preparation for workover operations in the U.S. Gulf of Mexico, and drill pipe purchases for the expanded drilling operations in Venezuela.

During the fourth quarter of 1992, the Company acquired 5 jack-up drilling rigs at a cost of $6.0 million, with plans to convert them to MOPUs. The first unit, MOPU No. 8, was converted and commenced operations on July 19, 1993. It is currently contracted to Union Pacific Resources Company. The second of the 5 rigs acquired was also converted to a MOPU. The Company has secured a contract for this unit, MOPU No. 10, which will commence operations in the fourth quarter of 1994. One of the acquired rigs is currently being used as a mobile offshore supply unit to facilitate the Company's joint venture turnkey drilling operations in Mexico. The Company upgraded and mobilized another of the acquired rigs into Mexico during the first quarter of 1994 for turnkey drilling operations in the Bay of Tampico. The Company has secured a bareboat charter on the final unit from a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company refurbished the rig during 1994 at a cost of $1.3 million, with operations commencing during the latter part of the second quarter of 1994.

The Langley, one of 3 MOPUs working in Venezuela, ended its two-year contract in May, 1994, and the contract was not extended. The rig is currently preparing for demobilization back to the United States. The demobilization costs will be reimbursed to the Company by the operator. No assurance can be given that the Company will be able to secure a contract for this unit. Each of the 2 remaining MOPUs working in Venezuela has an initial contract term of two years expiring in September, 1994, subject to certain buyout options. The buyout options can be exercised at any time during the contract term. The loss of future operating income associated with these units, should the buyout options be exercised or contract renewals not be obtained, could have a material adverse effect on the Company's future results of operations. Because the Company now believes there is a reasonable likelihood that the buyout options on the 2 units will be exercised in 1994, the Company is deferring income recognition on these 2 units to the extent of potential losses that could occur upon exercise of the options. At June 30, 1994, the Company had provided an aggregate of $4.0 million of reserves to offset potential losses on the units if the buyout options were to be exercised. The Company expects to defer additional income recognition in the amount of $1.8 million in the third quarter of 1994.

Charter hire payments commenced September, 1992 with respect to the first of 3 MOPUs contracted to work in Venezuela. Charter hire payments commenced in February, 1993 on the other 2 MOPUs working in Venezuela. Eighty-five percent (85%) of the cash flow attributable to the contracts for the Company's 3 MOPUs in Venezuela is dedicated to debt repayment under the contracts and loan agreements relating to such MOPUs.

Approximately 58% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first six months of 1994. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its Venezuelan contracts. Exchange losses increased substantially in the first six months of 1994 compared to the same period in 1993 due to significant devaluation of the Venezuelan Bolivar during the period. Despite the current economic volatility in Venezuela, the Company believes that the country continues to be a favorable market for its services.

In conjunction with the redelivery to the owner of 3 offshore drilling rigs under long-term charters, a dispute existed as to whether or not the Company complied with the terms of the charters regarding maintenance and repair of the rigs during the charter period, as well as the condition of the rigs upon redelivery. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division, which awarded the owner $3.5 million, plus court costs, offset by a partial summary judgment of $1.8 million. The Company reported this litigation settlement and expenses in the Consolidated Statements of Operations during the fourth quarter of 1993. The Company paid the owner $1.7 million in February, 1994 as a final settlement of all disputed issues.

At December 31, 1993, the Company's credit agreement with INCC, formerly Internationale Nederlanden Bank N.V., provided for a $10.0 million working capital credit facility which had a maturity date of January 1, 1995 and a $30.0 million term loan which matures January 1, 1995. As of June 30, 1994, the outstanding balance of the Company's term loan with INCC was $5.0 million, which is scheduled to be paid in full on or before October 1, 1994. The Company executed the Second Restated Credit Agreement with INCC during March, 1994, thereby converting its $10.0 million working capital credit facility to a $20.0 million revolving line of credit subject to certain borrowing base limitations. The revolving line of credit matures on January 1, 1996. As of June 30, 1994, the outstanding balance of the Company's revolving line of credit with INCC was $6.0 million. Subsequent to June 30, 1994, the Company drew an additional $2.0 million under the revolving line of credit.

The Company from time to time purchases its Common Stock in the open market. The Company purchased 385,000 shares of its Common Stock at an aggregate purchase price of $4.6 million, or approximately $12.00 per share, during the six months ended June 30, 1994. A total of 5,000 shares, at an aggregate purchase price of $.1 million, or approximately $11.40 per share, was acquired in the fourth quarter of 1993. Management of the Company believes that the Common Stock is trading at prices which do not reflect the value of the Company and has determined that the acquisition of such stock would be in the best interest of the Company and its shareholders. All of the acquired shares are held as Common Stock in treasury, less shares issued to employees under certain benefit plans.

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

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 19, 1994, at which the shareholders voted on the election of two directors and the appointment of the Company's independent public accountants. Of the 3,861,005 shares of Common Stock present in person or by proxy, 3,847,652 shares were voted for the election of Michael M. Cone as a director and 3,847,452 shares were voted for the election of John D. Weil as a director, with 13,353 and 13,553 shares withheld, respectively; and 3,813,685 shares were voted for the appointment of Ernst & Young as the Company's independent public accountants for 1994, while 881 shares were voted against such appointment with 46,439 shares abstaining. Directors whose terms of office continued were H. Robert Hirsch, Robert M. McInnes, Randolph Newcomer, Joseph E. Reid, and Douglas E. Swanson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10.20  - Form of Executive Agreement dated as of July 20, 1994.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLIFFS DRILLING COMPANY


Date:  July 26, 1994                    By /s/ EDWARD A. GUTHRIE
                                           Edward A. Guthrie
                                           Vice President - Finance



Date:  July 26, 1994                    By /s/ CINDY B. TAYLOR
                                           Cindy B. Taylor
                                           Corporate Controller

                                 EXHIBIT INDEX


10.20  --  Form of Executive Agreement dated as of July 20, 1994.