Form 10-Q
period 1994-09-30
CLIFFS DRILLING CO
filed 1994-10-28
CIK 831964

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1994

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
                                                                  Yes (x)  No
                                                                      ---    ---

 Number of shares of Common Stock outstanding as of October 28, 1994: 4,116,104

                       (Exhibit Index Located on Page 21)

                               Page 1 of 21 Pages

================================================================================

                            CLIFFS DRILLING COMPANY
                                   FORM 10-Q
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994


                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS.

         Consolidated Statements of Operations (Unaudited) -
           CLIFFS DRILLING COMPANY
           Three and Nine Months ended September 30, 1994 and 1993. . . . . . . . . . . .      3

         Consolidated Balance Sheets -
           CLIFFS DRILLING COMPANY
           September 30, 1994 (Unaudited) and December 31, 1993 . . . . . . . . . . . . .      4

         Consolidated Statements of Cash Flows (Unaudited) -
           CLIFFS DRILLING COMPANY
           Three and Nine Months ended September 30, 1994 and 1993. . . . . . . . . . . .      5

         Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . . . . .      6


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .      8


PART II - OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . .     19


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20


EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  THREE MONTHS                NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                               -------------------        -------------------
                                                                1994         1993           1994        1993
                                                                ----         ----           ----        ----
                                                                  (In thousands, except per share amounts)
REVENUES:
   Revenues   . . . . . . . . . . . . . . . . . . . . .        $24,397      $18,077        $56,352     $48,118
   Income from Equity Investments   . . . . . . . . . .          1,153          152          2,222         147
                                                               -------      -------        -------     -------
                                                                25,550       18,229         58,574      48,265

COSTS AND EXPENSES:
   Operating Expenses   . . . . . . . . . . . . . . . .         16,765        9,725         31,868      25,714
   Depreciation, Depletion and Amortization   . . . . .          3,571        4,986         10,671      12,985
   Contract Termination Provision   . . . . . . . . . .          1,816           --          5,193          --
   Exploration Costs  . . . . . . . . . . . . . . . . .             16           45             63         152
   General and Administrative Expense   . . . . . . . .          1,379        1,129          3,898       3,477
                                                               -------      -------        -------     -------
                                                                23,547       15,885         51,693      42,328
                                                               -------      -------        -------     -------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . .          2,003        2,344          6,881       5,937

OTHER INCOME (EXPENSE):
   Gain on Disposition of Assets  . . . . . . . . . . .             81          128            617         829
   Interest Income  . . . . . . . . . . . . . . . . . .            197          176            574         648
   Interest Expense   . . . . . . . . . . . . . . . . .           (233)        (282)          (656)     (1,075)
   Exchange Rate Loss   . . . . . . . . . . . . . . . .           (119)         (53)        (1,114)       (162)
   Other, net   . . . . . . . . . . . . . . . . . . . .           (203)         (33)          (866)       (410)
                                                               -------      -------        -------     -------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . .          1,726        2,280          5,436       5,767

INCOME TAX EXPENSE (BENEFIT)  . . . . . . . . . . . . .           (278)         121            494         479
                                                               -------      -------        -------     -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .          2,004        2,159          4,942       5,288
DIVIDENDS APPLICABLE TO PREFERRED STOCK . . . . . . . .           (665)        (665)        (1,995)     (1,995)
                                                               -------      -------        -------     -------
NET INCOME APPLICABLE TO COMMON
   AND COMMON EQUIVALENT SHARES   . . . . . . . . . . .        $ 1,339      $ 1,494        $ 2,947     $ 3,293
                                                               =======      =======        =======     =======

NET INCOME PER SHARE:
   Primary  . . . . . . . . . . . . . . . . . . . . . .        $  0.32      $  0.33        $  0.69     $  0.73
                                                               =======      =======        =======     =======
   Assuming Full Dilution   . . . . . . . . . . . . . .        $  0.32      $  0.32        $  0.69     $  0.73
                                                               =======      =======        =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary  . . . . . . . . . . . . . . . . . . . . . .          4,128        4,513          4,260       4,512
                                                               =======      =======        =======     =======
   Assuming Full Dilution   . . . . . . . . . . . . . .          4,128        6,691          4,260       4,512
                                                               =======      =======        =======     =======

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      1994               1993
                                                                                  -------------      ------------
                                                                                   (UNAUDITED)
                                                                                           (In thousands)
                                  ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents   . . . . . . . . . . . . . . . . . . . . . . . .     $   3,604        $  10,615
    Accounts Receivable, net of allowance for doubtful accounts of $408
       and $697 at September 30, 1994 and December 31, 1993, respectively   . .        15,860           15,743
    Other Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,112            3,812
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,069            2,478
    Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . . . .         8,358              485
    Prepaid Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,628            1,098
    Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,676            3,798
                                                                                    ---------        ---------
       Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . . . .        42,307           38,029

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment  . . . . . . . . . . . . . . . . . . . . . . . .       168,674          168,059
    Oil and Gas Properties ("successful efforts" method)  . . . . . . . . . . .        24,703           24,888
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,043            2,534
                                                                                    ---------        ---------
                                                                                      196,420          195,481
    Less:  Accumulated Depreciation, Depletion and Amortization   . . . . . . .      (113,035)        (108,975)
                                                                                    ---------        ---------
       Net Property and Equipment   . . . . . . . . . . . . . . . . . . . . . .        83,385           86,506

NOTES AND OTHER RECEIVABLES - LONG TERM . . . . . . . . . . . . . . . . . . . .         6,198            7,044
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES  . . . . . . . . . . .         6,073            1,852
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           951               92
                                                                                    ---------        ---------
       TOTAL ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 138,914        $ 133,523
                                                                                    =========        =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  14,727        $   8,679
    Accrued Expenses, Including Interest  . . . . . . . . . . . . . . . . . . .         7,578            7,248
    Accrued Litigation Settlement and Expenses  . . . . . . . . . . . . . . . .            --            1,700
                                                                                    ---------        ---------
       Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . .        22,305           17,627

NOTES PAYABLE - LONG TERM . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,371           13,108
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           552              659
DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,073              885

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
    $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at September 30, 1994
       and December 31, 1993, respectively ($28,750,000 liquidation value)  . .        28,750           28,750

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 15,000,000 shares authorized; 4,128,104 and
       4,513,104 shares issued and outstanding at September 30, 1994 and
       December 31, 1993, respectively  . . . . . . . . . . . . . . . . . . . .            45               45
    Paid in Capital   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        99,133           99,133
    Retained Earnings (Deficit)   . . . . . . . . . . . . . . . . . . . . . . .       (23,345)         (26,292)
    Less: Notes Receivable from Officers for Restricted Stock . . . . . . . . .          (232)            (232)
          Restricted Stock  . . . . . . . . . . . . . . . . . . . . . . . . . .           (63)            (103)
          Treasury Stock, at cost, 390,000 and 5,000 shares at  September 30, 1994
              and December 31, 1993, respectively   . . . . . . . . . . . . . .        (4,675)             (57)
                                                                                    ---------        ---------
       Total Shareholders' Equity   . . . . . . . . . . . . . . . . . . . . . .        70,863           72,494
                                                                                    ---------        ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . .     $ 138,914        $ 133,523
                                                                                    =========        =========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        THREE MONTHS           NINE MONTHS
                                                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                    -------------------    -------------------
                                                                      1994       1993         1994      1993
                                                                      ----       ----         ----      ----
                                                                                  (in thousands)
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,004   $  2,159    $   4,942  $  5,288
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation, Depletion and Amortization  . . . . . . . . .        3,571      4,986       10,671    12,985
    Contract Termination Provision  . . . . . . . . . . . . . .        1,816         --        5,193        --
    Mobilization Expense Amortization   . . . . . . . . . . . .          129        445          398     1,485
    Gain on Disposition of Assets   . . . . . . . . . . . . . .          (81)      (128)        (617)     (829)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .         (130)      (241)        (330)     (250)
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable  . . . . . . . . . . . . . . . . . .        1,147       (363)       1,583    (3,863)
       Inventories  . . . . . . . . . . . . . . . . . . . . . .         (254)        70       (3,940)     (358)
       Drilling Contracts in Progress   . . . . . . . . . . . .        2,562     (4,297)      (7,786)   (3,523)
       Prepaid Expenses and Other Current Assets  . . . . . . .         (300)      (168)      (1,678)   (1,071)
       Investments in and Advances to Unconsolidated Affiliates       (4,052)     1,245       (4,221)       --
       Other Assets   . . . . . . . . . . . . . . . . . . . . .         (185)         9         (987)      (13)
       Accounts Payable and Other Accrued Liabilities   . . . .       (2,600)     2,141        5,025       245
       Deferred Income  . . . . . . . . . . . . . . . . . . . .           --       (512)          --        --
                                                                    --------   --------    ---------  --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         3,627      5,346        8,253    10,096

INVESTING ACTIVITIES:
    Capital Expenditures  . . . . . . . . . . . . . . . . . . .       (1,654)    (4,159)      (8,109)  (11,451)
    Proceeds from Sale of Property and Equipment  . . . . . . .        1,276        544        1,349     6,362
    Collection of Notes Receivable  . . . . . . . . . . . . . .          256        420          846     1,114
                                                                    --------   --------    ---------  --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (122)    (3,195)      (5,914)   (3,975)


FINANCING ACTIVITIES:
    Proceeds from Borrowings  . . . . . . . . . . . . . . . . .        6,500         --       17,000        --
    Payments on Borrowings  . . . . . . . . . . . . . . . . . .       (7,162)    (4,082)     (19,737)  (11,202)
    Acquisition of Treasury Stock   . . . . . . . . . . . . . .         (698)        --       (4,618)       --
    Proceeds from Issuance of Common Stock  . . . . . . . . . .           --         --           --        18
    Preferred Stock Dividends   . . . . . . . . . . . . . . . .         (665)      (665)      (1,995)   (1,995)
                                                                    --------   --------    ---------  --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (2,025)    (4,747)      (9,350)  (13,179)
                                                                    --------   --------    ---------  --------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . .        1,480     (2,596)      (7,011)   (7,058)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . .        2,124     11,235       10,615    15,697
                                                                    --------   --------    ---------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . .     $  3,604   $  8,639    $   3,604  $  8,639
                                                                    ========   ========    =========  ========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1994


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the period included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


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

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1994


3.  TREASURY STOCK

The Company purchased on the open market 385,000 shares of its Common Stock at an aggregate purchase price of $4,618,000, or approximately $12.00 per share, during the nine months ended September 30, 1994 and 12,000 shares at an aggregate purchase price of $134,000, or approximately $11.15 per share, during October, 1994. During the fourth quarter of 1993, the Company purchased on the open market 5,000 shares at an aggregate purchase price of $57,000, or approximately $11.40 per share. All of the acquired shares are held as Common Stock in treasury, less shares issued to employees under certain benefit plans.

4.  NOTES PAYABLE

The Company executed the Second Restated Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") during the first quarter of 1994, thereby converting its $10,000,000 working capital credit facility to a $20,000,000 revolving line of credit subject to certain borrowing base limitations. The revolving line of credit matures on January 1, 1996.

5.  INCOME TAX EXPENSE

The Consolidated Statements of Operations reflect an income tax benefit for the three months ended September 30, 1994 as a result of the Company recording a deferred tax asset during the quarter in the amount of $400,000 related to 1992 and 1993 alternative minimum taxes paid. The net deferred tax asset is included in "Other Assets" in the Consolidated Balance Sheets.

6.  CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to make them conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Activity in the contract drilling industry and related oil service businesses has shown signs of improvement over the last two years due to various market consolidations and more stable natural gas prices. Crude oil prices declined significantly during the first quarter of 1994, but have currently returned to higher levels. These enhanced market conditions have resulted in an improvement in the balance of supply and demand for drilling equipment and increased rig utilization and dayrates. Competition, however, remains intense within the contract drilling industry. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities.

The Company has endeavored to mitigate the effect of volatile product pricing by diversifying its scope of operations beyond the domestic daywork contract drilling market. To achieve its strategic objective, the Company established separate but related lines of business in turnkey drilling and Mobile Offshore Production Unit ("MOPU") operations, and pursued foreign drilling and production opportunities. Each of the Company's business segments will continue to be affected, however, by the unsettled energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations, and environmental concerns.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1994 Versus 1993

The Company recognized net income, before preferred dividends, of $2.0 million during the third quarter of 1994 compared to net income of $2.2 million in the same period in 1993. Operating income decreased $.3 million in the third quarter of 1994 compared to the third quarter of 1993. The decrease in operating income was due to a decrease in MOPU operating income of $2.9 million, a decrease in turnkey drilling operating income of $.4 million, and an increase in corporate overhead of $.2 million. These decreases were offset in part by an increase in foreign daywork drilling operating income of $1.6 million, a decrease in oil and gas operating losses of $.9 million, and a decrease in domestic daywork drilling operating losses of $.7 million.

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------           INCREASE
                                                                     1994         1993        (DECREASE)
                                                                     ----         ----        ----------
                                                                         (UNAUDITED)
                                                                       (IN THOUSANDS)
Revenues:
    Daywork Drilling:
         Domestic . . . . . . . . . . . . . . . . . . . . . . .   $      4     $    475       $   (471)
         Foreign  . . . . . . . . . . . . . . . . . . . . . . .      9,459        5,367          4,092
    Turnkey Drilling  . . . . . . . . . . . . . . . . . . . . .     12,327        5,465          6,862
    MOPU Operations   . . . . . . . . . . . . . . . . . . . . .      4,281        5,646         (1,365)
    Oil and Gas   . . . . . . . . . . . . . . . . . . . . . . .        603        1,276           (673)
    Eliminations  . . . . . . . . . . . . . . . . . . . . . . .     (1,124)          --         (1,124)
                                                                  --------     --------       --------
         Consolidated . . . . . . . . . . . . . . . . . . . . .   $ 25,550     $ 18,229       $  7,321
                                                                  ========     ========       ========

Operating Income (Loss):
    Daywork Drilling:
         Domestic . . . . . . . . . . . . . . . . . . . . . . .   $     76     $   (595)      $    671
         Foreign  . . . . . . . . . . . . . . . . . . . . . . .      2,268          701          1,567
    Turnkey Drilling  . . . . . . . . . . . . . . . . . . . . .        490          929           (439)
    MOPU Operations   . . . . . . . . . . . . . . . . . . . . .        620        3,471         (2,851)
    Oil and Gas   . . . . . . . . . . . . . . . . . . . . . . .       (128)      (1,012)           884
    Corporate Office  . . . . . . . . . . . . . . . . . . . . .     (1,393)      (1,150)          (243)
    Eliminations  . . . . . . . . . . . . . . . . . . . . . . .         70           --             70
                                                                  --------     --------       --------
         Consolidated . . . . . . . . . . . . . . . . . . . . .   $  2,003     $  2,344       $   (341)
                                                                  ========     ========       ========


DAYWORK DRILLING

Domestic daywork drilling results in the third quarter of 1994 reflect the Company's strategy to diversify away from this volatile market. As a result of rig deployments out of the United States, domestic daywork drilling operating losses decreased by $.7 million from the third quarter of 1993 to the third quarter of 1994. Operating losses incurred in the third quarter of 1993 were due primarily to stacked rig costs associated with the Company's domestic land rigs. One of the Company's land drilling rigs, which was stacked during the first four months of 1993, was mobilized to Venezuela during the first quarter of 1994 and began daywork drilling operations for Corpoven, S.A. ("Corpoven") for a three-year term. Two of the Company's land drilling rigs, which were stacked during all of 1993, were mobilized to Venezuela during the first quarter of 1994 and are currently drilling the second and third of 6 turnkey wells for Corpoven.

Foreign daywork drilling revenues increased $4.1 million from $5.4 million in the third quarter of 1993 to $9.5 million in the third quarter of 1994. Foreign daywork drilling operating income increased $1.6 million during the same period. Foreign daywork drilling operating results reflect increased revenues and operating income primarily due to contributions from one of the

Company's jack-up drilling rigs which was mobilized to the Bay of Tampico, Mexico during the first quarter of 1994. This jack-up drilling rig is drilling the second of 2 turnkey wells for Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture in which the Company holds a one-third ownership interest, and is expected to complete operations during the fourth quarter. Upon completion of the current well, the Company will stack the rig until another contract is awarded. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. Also contributing to the improved results were increased average dayrates and an overall decrease in operating expenses related to the Company's 2 jack-up drilling rigs working in Venezuela during the third quarter of 1994 when compared to the same period in 1993.

Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela were renegotiated in the first quarter of 1994 and extended to March, 1995. The contract rates are adjusted quarterly based upon fluctuations in oil prices from the base oil price in effect at the contract renewal date. Contracts on 2 of the 3 land drilling rigs working in eastern Venezuela expire in September, 1995, and the other contract expires in February, 1997.


TURNKEY DRILLING

Turnkey drilling revenues increased $6.9 million from $5.4 million in the third quarter of 1993 to $12.3 million in the third quarter of 1994. Turnkey drilling operating income decreased $.4 million during the same period. Six turnkey contracts were completed in the third quarter of 1994 compared to 2 completed during the same period in 1993. Two of the 6 turnkey wells completed in the third quarter of 1994 were drilled by CNCTI and recorded under the equity method. One of the 6 turnkey wells completed in the third quarter of 1994 was drilled for Cliffs Neddrill Turnkey International ("CNTI"), a joint venture in which the Company holds a one-half ownership interest, and also recorded under the equity method.

The Company is currently drilling the second and third wells included in 2 packages of 3 turnkey wells for Corpoven. The 6 wells will be completed during 1994 and 1995 with revenues of approximately $36.0 million. The Company mobilized 2 land rigs to Venezuela during the first quarter of 1994 to work on these projects. In addition to the 2 turnkey wells being drilled in Venezuela, the Company is currently in the process of drilling 2 additional turnkey wells in Mexico and 2 turnkey wells in the United States. Two of the wells currently in progress have encountered downhole problems. The Company accrued a total of $2.8 million in the third quarter of 1994 results of operations for expected losses on these contracts.

MOPU OPERATIONS

MOPU revenues decreased $1.4 million from $5.7 million in the third quarter of 1993 to $4.3 million in the third quarter of 1994. MOPU operating income decreased $2.9 million during the same period. The decrease in revenues was primarily due to the expiration in May, 1994 of the two-year contract on the Langley, one of 3 MOPUs which worked in Venezuela. Operating income decreased primarily due to the non-cash deferral of income recognition of $1.8 million for potential losses that would occur upon exercise of certain buyout options on the remaining 2 MOPUs which worked in Venezuela. The expiration of the contract on the Langley also caused a decrease in operating income. The Langley contributed revenues of $1.5 million and operating income of $1.0 million during the third quarter of 1993. The Langley was demobilized back to the United States and is currently being marketed. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. The two-year contracts on each of the 2 remaining MOPUs which worked in Venezuela expired in September, 1994. The charterer has informed the Company of its intention to exercise its option to purchase the 2 units for a total of $4.0 million in the fourth quarter of 1994. No gain or loss will be recognized upon buy-out of the 2 units. See "Liquidity and Capital Resources."

The contract for MOPU No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and is currently marketing this MOPU. No assurance can be given that the Company will be able to secure a contract for the operation of MOPU No. 4. The Company has secured a bareboat charter for one of its idle MOPUs from a third party for use as a workover rig in the U.S. Gulf of Mexico. Operations commenced on this charter during the latter part of the second quarter of 1994. The Company has also secured a contract for another of its idle MOPUs beginning in the fourth quarter of 1994.


OIL AND GAS

Oil and gas revenues decreased $.7 million from $1.3 million in the third quarter of 1993 to $.6 million for the same period in 1994, primarily due to reduced gas revenues resulting from a net revenue interest reduction upon payout of a significant well. Operating losses in the third quarter of 1994 decreased $.9 million when compared to the same period in 1993, primarily because decreased depreciation, depletion and amortization and other operating expenses more than offset the revenue decrease.


CORPORATE OVERHEAD

Corporate overhead increased $.2 million from $1.2 million in the third quarter of 1993 to $1.4 million in the third quarter of 1994. The increase was primarily due to an overall increase in employment costs and other expenses.

OTHER INCOME (EXPENSE)

Other income offset other expenses during the third quarter of 1994 compared to $.2 million of other expense during the same period in 1993. The net decrease in other expenses resulted primarily from decreased income tax expense. The Company recorded a $.4 million net deferred tax asset resulting in the recognition of an income tax benefit for the third quarter of 1994. See "Liquidity and Capital Resources."


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1994 Versus 1993

The Company recognized net income, before preferred dividends, of $4.9 million during the first nine months of 1994 compared to net income of $5.3 million in the same period in 1993. Operating income increased $.9 million in the first nine months of 1994 compared to the first nine months of 1993, even though net income was lower. The improvement in operating income was due to an increase in foreign daywork drilling operating income of $4.6 million, a decrease in domestic daywork drilling operating losses of $2.1 million, a decrease in oil and gas operating losses of $1.1 million, and an increase in turnkey drilling operating income of $.2 million. These improvements were offset in part by a decrease in MOPU operating income of $6.7 million and an increase in corporate overhead of $.4 million. Net income was lower in the first nine months of 1994 when compared to the same period in 1993 due primarily to exchange losses incurred from devaluation of the Venezuelan Bolivar.

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------           INCREASE
                                                                     1994         1993        (DECREASE)
                                                                     ----         ----        ----------
                                                                        (UNAUDITED)
                                                                       (IN THOUSANDS)
Revenues:
    Daywork Drilling:
         Domestic . . . . . . . . . . . . . . . . . . . . . . .    $    19      $   695        $  (676)
         Foreign  . . . . . . . . . . . . . . . . . . . . . . .     25,019       15,673          9,346
    Turnkey Drilling  . . . . . . . . . . . . . . . . . . . . .     18,798       12,181          6,617
    MOPU Operations   . . . . . . . . . . . . . . . . . . . . .     14,870       16,099         (1,229)
    Oil and Gas   . . . . . . . . . . . . . . . . . . . . . . .      1,968        3,617         (1,649)
    Eliminations  . . . . . . . . . . . . . . . . . . . . . . .     (2,100)          --         (2,100)
                                                                   -------      -------        -------
         Consolidated . . . . . . . . . . . . . . . . . . . . .    $58,574      $48,265        $10,309
                                                                   =======      =======        =======

Operating Income (Loss):
    Daywork Drilling:
         Domestic . . . . . . . . . . . . . . . . . . . . . . .    $    14      $(2,102)       $ 2,116
         Foreign  . . . . . . . . . . . . . . . . . . . . . . .      5,878        1,263          4,615
    Turnkey Drilling  . . . . . . . . . . . . . . . . . . . . .      1,655        1,409            246
    MOPU Operations   . . . . . . . . . . . . . . . . . . . . .      3,817       10,480         (6,663)
    Oil and Gas   . . . . . . . . . . . . . . . . . . . . . . .       (531)      (1,577)         1,046
    Corporate Office  . . . . . . . . . . . . . . . . . . . . .     (3,952)      (3,536)          (416)
    Eliminations  . . . . . . . . . . . . . . . . . . . . . . .         --           --             --
                                                                   -------      -------        -------
         Consolidated . . . . . . . . . . . . . . . . . . . . .    $ 6,881      $ 5,937        $   944
                                                                   =======      =======        =======


DAYWORK DRILLING

Domestic daywork drilling results in the first nine months of 1994 reflect the Company's strategy to diversify away from this volatile market. As a result of rig deployments out of the United States, domestic daywork drilling operating losses decreased by $2.1 million from the first nine months of 1993 to the first nine months of 1994. Operating losses incurred in the first nine months of 1993 were due primarily to stacked rig costs associated with the Company's domestic land rigs. One of the Company's land drilling rigs, which was stacked during the first four months of 1993, was mobilized to Venezuela during the first quarter of 1994 and began daywork drilling operations for Corpoven for a three-year term. Two of the Company's land drilling rigs, which were stacked during all of 1993, were mobilized to Venezuela during the first quarter of 1994 and are currently drilling the second and third of 6 turnkey wells for Corpoven.

Foreign daywork drilling revenues increased $9.3 million from $15.7 million in the first nine months of 1993 to $25.0 million in the first nine months of 1994. Foreign daywork drilling operating income increased $4.6 million during the same period. Foreign daywork drilling operating results reflect increased revenues and operating income primarily due to contributions from one of the Company's jack-up drilling rigs which was mobilized to the Bay of Tampico, Mexico during the first quarter of 1994. This jack-up drilling rig is expected to complete operations for CNCTI during the fourth quarter of 1994. Upon completion of the current well, the Company will stack the rig until another contract is awarded. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. Also contributing to the improved results were increased operating income from the Company's 2 jack-up drilling rigs working in Venezuela, primarily due to reduced operating expenses.

Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela were renegotiated in the first quarter of 1994 and extended to March, 1995. The contract rates are adjusted quarterly based upon fluctuations in oil prices from the base oil price in effect at the contract renewal date. Contracts on 2 of the 3 land drilling rigs working in eastern Venezuela expire in September, 1995, and the other contract expires in February, 1997.


TURNKEY DRILLING

Turnkey drilling revenues increased $6.6 million from $12.2 million in the first nine months of 1993 to $18.8 million in the same period in 1994. Turnkey drilling operating income increased $.2 million during the same period. Ten turnkey contracts were completed in the first nine months of 1994 compared to 4 turnkey contracts completed in the same period in 1993. Four of the 10 turnkey wells completed in the first nine months of 1994 and one of the 4 turnkey wells completed in the same period in 1993 were drilled by CNCTI and recorded under the equity method. One of the 10 turnkey wells completed in the first nine months of 1994 was drilled for CNTI and also recorded under the equity method.

The Company is currently drilling the second and third wells included in 2 packages of 3 turnkey wells for Corpoven. The 6 wells will be completed during 1994 and 1995 with revenues of approximately $36.0 million. The Company mobilized 2 land rigs to Venezuela during the first quarter of 1994 to work on these projects. In addition to the 2 turnkey wells being drilled in Venezuela, the Company is currently in the process of drilling 2 additional turnkey wells in Mexico and 2 turnkey wells in the United States. Two of the wells currently in progress have encountered downhole problems. The Company accrued a total of $3.5 million in the results of operations for the first nine months of 1994 for expected losses on these contracts.

MOPU OPERATIONS

MOPU revenues decreased $1.2 million from $16.1 million in the first nine months of 1993 to $14.9 million in the first nine months of 1994. MOPU operating income decreased $6.7 million during the same period. The decrease in revenues was primarily due to the expiration in May, 1994 of the two-year contract on the Langley, one of 3 MOPUs which worked in Venezuela. The decreased revenues were offset in part by contributions from MOPU No. 8, which began operations during the third quarter of 1993. Operating income decreased primarily due to the non-cash deferral of income recognition of $5.2 million for potential losses that would occur upon exercise of certain buyout options on the remaining 2 MOPUs which worked in Venezuela. The expiration of the contract on the Langley also caused a decrease in operating income. The Langley contributed revenues of $2.0 million and $4.4 million and operating income of $1.0 million and $3.2 million during the first nine months of 1994 and 1993, respectively. The Langley was demobilized back to the United States and is currently being marketed. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. The two-year contracts on each of the 2 remaining MOPUs which worked in Venezuela expired in September, 1994. The charterer has informed the Company of its intention to exercise its option to purchase the 2 units for a total of $4.0 million in the fourth quarter of 1994. No gain or loss will be recognized upon buy-out of the 2 units. See "Liquidity and Capital Resources."

The contract for MOPU No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and is currently marketing this MOPU. No assurance can be given that the Company will be able to secure a contract for the operation of MOPU No. 4. The Company has secured a bareboat charter for one of its idle MOPUs from a third party for use as a workover rig in the U.S. Gulf of Mexico. Operations commenced on this charter during the latter part of the second quarter of 1994. The Company has also secured a contract for another of its idle MOPUs beginning in the fourth quarter of 1994.


OIL AND GAS

Oil and gas revenues decreased $1.6 million from $3.6 million in the first nine months of 1993 to $2.0 million for the same period in 1994, primarily due to reduced gas revenues resulting from a net revenue interest reduction upon payout of a significant well. Operating losses in the first nine months of 1994 decreased $1.1 million when compared to the same period in 1993, primarily because decreased depreciation, depletion and amortization and other operating expenses more than offset the revenue decrease.

CORPORATE OVERHEAD

Corporate overhead increased $.4 million from $3.6 million in the first nine months of 1993 to $4.0 million in the first nine months of 1994. The increase was primarily due to an overall increase in employment costs and other expenses.


OTHER INCOME (EXPENSE)

The Company recognized $1.9 million of other expense during the first nine months of 1994 compared to $.6 million of other expense during the same period in 1993. The net increase in other expenses resulted primarily from increased exchange rate losses of $1.0 million. Income tax expense for the first nine months of 1994 was consistent with income tax expense for the same period in 1993 due primarily to the recognition of a $.4 million net deferred tax asset
during the third quarter of 1994.   See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $7.0 million from $10.6 million at December 31, 1993 to $3.6 million at September 30, 1994. The decrease resulted from $8.1 million used to fund capital expenditures and $26.4 million used to make payments on borrowings, preferred stock dividends and purchases of Treasury Stock, partially offset by $8.3 million provided by operating activities, $17.0 million from borrowings, $1.4 million received from the sale of property and equipment, and $.8 million received from the collection of notes receivable.

Cash provided by operating activities of $8.3 million included $12.0 million used for working capital and other requirements, primarily to fund the Company's foreign daywork drilling and turnkey drilling operations. "Inventories" increased from December 31, 1993 to September 30, 1994 due primarily to the purchase of casing and other supplies for turnkey and daywork drilling operations in Venezuela. The increases in "Drilling Contracts in Progress" and "Accounts Payable" were due primarily to the Company's expanded turnkey operations.

Cash was used during the first nine months of 1994 to fund $8.1 million of capital expenditures, which primarily related to the upgrade of the 3 additional land rigs mobilized to Venezuela, one jack-up rig mobilized for drilling operations in Mexico, modifications to an idle MOPU in preparation for workover operations in the U.S. Gulf of Mexico, and drill pipe purchases for the expanded drilling operations in Venezuela.

During the fourth quarter of 1992, the Company acquired 5 jack-up drilling rigs at a cost of $6.0 million, with plans to convert them to MOPUs. The first unit, MOPU No. 8, was converted and commenced operations on July 19, 1993. The second of the 5 rigs acquired was also converted to a MOPU. The Company has secured a contract for this unit, MOPU No. 10, which is expected to commence operations in the first quarter of 1995. One of the acquired rigs is currently being used as a mobile offshore supply unit to facilitate the Company's joint venture turnkey drilling operations in Mexico. The Company upgraded and mobilized another of the acquired rigs into Mexico during the first quarter of 1994 for turnkey drilling operations in the Bay of Tampico. The Company has secured a bareboat charter on the final unit from a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company refurbished this final rig during 1994 at a cost of $1.4 million, with operations commencing during the latter part of the second quarter of 1994.

The Langley, one of 3 MOPUs which worked in Venezuela, ended its two-year contract in May, 1994, and the contract was not extended. The rig was demobilized back to the United States. The demobilization costs will be reimbursed to the Company by the charterer. No assurance can be given that the Company will be able to secure a contract for this unit. Each of the 2 remaining MOPUs which worked in Venezuela had an initial contract term of two years which expired in September, 1994, subject to certain buyout options. The charterer has informed the Company of its intention to exercise its option to purchase the 2 MOPUs in the fourth quarter of 1994. The loss of future operating income associated with these units could have a material adverse effect on the Company's future results of operations. Because the Company believed there was a reasonable likelihood that the buyout options on the 2 units would be exercised in 1994 or 1995, the Company deferred income recognition on these 2 units to the extent of losses that would occur upon exercise of the options. At September 30, 1994, the Company had provided an aggregate of $5.8 million of reserves to fully offset the losses on the 2 units when the buyout options are exercised.

Approximately 61% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first nine months of 1994. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its Venezuelan contracts. Exchange losses increased substantially in the first nine months of 1994 compared to the same period in 1993 due to significant devaluation of the Venezuelan Bolivar during the period. Venezuela instituted currency exchange controls during June, 1994. These exchange controls could impair the Company's ability to convert its Venezuelan cash flow into U.S. dollars in the future. The inability to convert Venezuelan currency into U.S. dollars could have a material adverse effect on the Company's liquidity. Despite the current economic volatility in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

At December 31, 1993, the Company's credit agreement with INCC, formerly Internationale Nederlanden Bank N.V., provided for a $10.0 million working capital credit facility which had a maturity date of January 1, 1995 and a $30.0 million term loan which matures January 1, 1995. As of September 30, 1994, the outstanding balance of the Company's term loan with INCC was $1.4 million. The Company paid the outstanding balance of the term loan on October 17, 1994. The Company executed the Second Restated Credit Agreement with INCC during March, 1994, thereby converting its $10.0 million working capital credit facility to a $20.0 million revolving line of credit subject to certain borrowing base limitations. The revolving line of credit matures on January 1, 1996. As of September 30, 1994, the outstanding balance of the Company's revolving line of credit with INCC was $9.0 million.

The Company from time to time purchases its Common Stock in the open market. The Company purchased 385,000 shares of its Common Stock at an aggregate purchase price of $4.6 million, or approximately $12.00 per share, during the nine months ended September 30, 1994 and 12,000 shares at an aggregate purchase price of $.1 million, or approximately $11.15 per share, during October, 1994. A total of 5,000 shares, at an aggregate purchase price of $.1 million, or approximately $11.40 per share, was acquired in the fourth quarter of 1993. Management of the Company believes that the Common Stock is trading at prices which do not reflect the value of the Company and has determined that the acquisition of such stock would be in the best interest of the Company and its shareholders. All of the acquired shares are held as Common Stock in treasury, less shares issued to employees under certain benefit plans.

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

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 11.1     --      Statement re computation of per share earnings

                 27       --      Financial Data Schedule

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLIFFS DRILLING COMPANY



Date:  October 28, 1994                 By /s/ Edward A. Guthrie
                                           Edward A. Guthrie
                                           Vice President - Finance



Date:  October 28, 1994                 By /s/ Cindy B. Taylor
                                           Cindy B. Taylor
                                           Corporate Controller

                                 EXHIBIT INDEX


11.1     --      Statement re computation of per share earnings

27       --      Financial Data Schedule