Form 10-K405
period 1994-12-31
CLIFFS DRILLING CO
filed 1995-03-03
CIK 831964

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994       COMMISSION FILE NUMBER 0-16703
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       The aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates, as of March 1, 1995, was $46,409,426. All executive officers and directors of the Registrant are treated as if they may be deemed affiliates of the Registrant.

       Number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 1, 1995, was 4,091,997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                         REFERENCED IN THIS
                              DOCUMENTS                                        REPORT
- ---------------------------------------------------------------------- ----------------------
Certain portions of the Registrant's definitive proxy statement for
  the 1995 Annual Meeting of Shareholders                                     Part III

                   (Exhibit Index Located on Pages 54 to 57)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                         PAGE
                                                                                         -----
PART I
1. and 2.      Business and Properties..................................................    2
               General..................................................................    2
               Recent Developments......................................................    2
               Industry Conditions and Company Strategy.................................    3
               Contract Drilling and MOPU Operations....................................    4
               Oil and Gas Operations...................................................    9
               Environmental Controls...................................................   11
               Government Regulation....................................................   11
               Risks and Insurance......................................................   12
               Employees................................................................   13
               Other Properties.........................................................   13
3.             Legal Proceedings........................................................   13
4.             Submission of Matters to a Vote of Security Holders......................   14

PART II
5.             Market for Registrant's Common Equity and Related Stockholder Matters....   14
6.             Selected Financial Data..................................................   16
7.             Management's Discussion and Analysis of Financial Condition and Results
                 of Operations..........................................................   17
8.             Financial Statements and Supplementary Data..............................   24
9.             Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.............................................................   24

PART III
10.            Directors and Executive Officers of the Registrant.......................   24
11.            Executive Compensation...................................................   24
12.            Security Ownership of Certain Beneficial Owners and Management...........   25
13.            Certain Relationships and Related Transactions...........................   25
PART IV
14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   25
SIGNATURES..............................................................................   27

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cliffs Drilling Company (the "Company") is an international oil service and engineering company. The Company is engaged in daywork and turnkey drilling, engineering services and the operation of mobile offshore production units ("MOPUs"). MOPUs are offshore production systems, usually converted jack-up rigs, from which the drilling equipment is removed and production equipment is installed, and, like jack-up rigs and other mobile drilling rigs, are moveable and re-usable. The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela and Mexico.

     The Company (including its predecessors) has been in the contract drilling business since 1978. Recognizing the economic conditions which have adversely affected the domestic contract drilling business, the Company undertook a strategic plan in 1989 to diversify its scope of operations beyond the traditional domestic daywork contract drilling markets. To achieve its strategic objective, the Company continued its emphasis on turnkey drilling operations, expanded its well engineering and management services, became a leader in the development and operation of MOPUs, pursued foreign drilling and production opportunities, and sold a majority of its land rigs. In addition, the Company sold its four inland posted barge drilling rigs effective January 1, 1993. As a result of the implementation of this strategy, the Company is no longer dependent on the highly competitive U.S. daywork drilling market and has positioned itself as a niche player in higher margin segments of drilling and production operations. In 1991, the Company contracted 2 jack-up rigs and 2 land rigs to work in Venezuela, and in addition, purchased 3 jack-up rigs and converted them to MOPUs. The 3 MOPUs were contracted to Dresser-Rand Company ("Dresser-Rand") under two-year contracts with an aggregate dayrate of $52,500 and were used as portable compression units ("portacompressors") in Lake Maracaibo, Venezuela. The contracts expired during May and September, 1994 with 2 of the units, the "FRANKLIN" and "FORRESTAL," being purchased by the charterer during December, 1994 for $4.0 million. The Company purchased 5 jack-up drilling rigs during the fourth quarter of 1992. The Company converted 2 of the 5 rigs to MOPUs during 1993, is using one unit as a mobile offshore supply unit in the Bay of Campeche, Mexico, mobilized another rig for turnkey drilling operations in the Bay of Tampico, Mexico during 1994, and bareboat chartered the remaining unit during 1994 to a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company currently owns and operates 3 offshore jack-up rigs, 5 land rigs and 6 MOPUs.

     Prior to June 21, 1988, the Company was a wholly-owned subsidiary of Cleveland-Cliffs Inc ("Cleveland"). On such date, as a part of a corporate restructuring of Cleveland, all of the shares of Common Stock of the Company were distributed to the shareholders of Cleveland (the "Distribution"). The Company was incorporated in Delaware on April 14, 1988 to own the contract drilling and oil and gas businesses previously conducted by Cliffs Resources, Inc., a wholly-owned subsidiary of Cleveland formerly named "Cliffs Drilling Company." In connection with the Distribution, all of the assets and liabilities of Cliffs Resources, Inc. (except intercompany indebtedness owed to Cleveland) were transferred to and assumed by the Company. In this document the term "Company" includes Cliffs Drilling Company, its subsidiaries and its predecessors as if the Company had been in existence since 1978. The term "Cleveland" includes any subsidiary or any predecessor of Cleveland-Cliffs Inc.

RECENT DEVELOPMENTS

     In February, 1995, the Company received a commitment for a contract for the MARLIN NO. 4. The term of the contract will be six months commencing at the date the MOPU is delivered to the charterer's location, which is expected to occur during May, 1995. Renewals are at the option of the operator on a month-to-month basis.

     In February, 1995, the Company received a commitment for a contract to drill 2 wells on a daywork basis in Venezuela for Total Oil and Gas Venezuela B.V. ("Total"). The Company intends to purchase, upgrade and mobilize a 3000 HP rig to Venezuela to work on this project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Drilling activities are expected to commence in the third quarter of 1995. Renewals are at the option of Total.

     Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela expired February 28, 1995. The 2 jack-up rigs will continue drilling operations on a well-to-well basis in Venezuela at reduced dayrates from those received in 1994. The Company is currently marketing the rigs to others for use in Venezuela. No assurance can be given that the Company will be able to secure a contract for the operation of these units. If contracts are not obtained, Maraven, S.A. ("Maraven") is required to demobilize the rigs to the U.S. Gulf of Mexico.

INDUSTRY CONDITIONS AND COMPANY STRATEGY

     Demand for the Company's services depends primarily upon the level of spending by oil and gas companies for exploration, development and production activities. Significant increases in foreign exploration and production activity have resulted in a gradual improvement in the market for oilfield services which began in the late 1980's; however, energy industry spending for U.S. exploration and production activities has been reduced by volatility in oil prices and depressed natural gas prices. Recognizing the economic conditions which have adversely affected the domestic contract drilling business, the Company undertook a strategic plan in 1989 to diversify its scope of operations beyond the traditional domestic daywork contract drilling market. The Company's management adopted a proactive approach to identify, develop and exploit several market segments which the Company believes provide higher margins and more reliable operating income and cash flow than the traditional domestic daywork drilling contract market. As a result of its actions, the Company is now positioned in 4 different business segments. See Note 13 of Notes to Consolidated Financial Statements.

     Daywork Drilling. In response to the downturn in domestic daywork drilling contract activity, the Company sold 10 of its 16 land rigs in 1989, deployed 2 jack-up rigs and 2 land rigs to Venezuela in 1991 to work under daywork drilling contracts and sold its 4 barge drilling rigs effective January 1, 1993. The Company mobilized another domestic land drilling rig to Venezuela to work under a daywork drilling contract for a three-year term which commenced in the first quarter of 1994. The Company also mobilized an idle domestic jack-up drilling rig during 1994 to the Bay of Tampico, Mexico to drill 2 turnkey wells for Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture among Cliffs Drilling International, Inc. ("International"), a wholly-owned subsidiary of the Company, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A. de C.V.

     Engineering Services. Turnkey drilling has been a key element in the Company's long-term strategy since 1982. The Company believes that its downhole engineering expertise, extensive operating experience, veteran personnel and risk management capabilities have allowed the Company to reduce the risks inherent in turnkey drilling operations. From 1982 through December 31, 1994, the Company completed 242 turnkeys with aggregate revenues of $567.4 million, direct income before depreciation and allocated overhead of $81.3 million, and operating income of $51.5 million. In recent years, the turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. The Company believes its expertise has enabled it to be more selective in its turnkey drilling operations and to achieve profitable turnkey drilling operating results. The Company began providing well engineering and management services during 1993. Under these arrangements, the Company is responsible for well design and well site supervision.

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

     Oil and Gas. The Company, from time to time, enhances the marketing of its turnkey contract drilling operations by participating in oil and gas exploration and development activities through its contract drilling support ("CDS") program. In the past, this strategy was instrumental in increasing the Company's contract drilling operations and enabled the Company to participate in the exploration and development of oil and gas. In 1993, the Company began to de-emphasize its CDS program due to marginal financial performance of the segment in recent years. See Note 16 of Notes to Consolidated Financial Statements.

CONTRACT DRILLING AND MOPU OPERATIONS

     Daywork Drilling. The Company currently owns and operates 8 drilling rigs, consisting of 3 jack-up drilling rigs and 5 land drilling rigs. Two of the Company's jack-up drilling rigs are working for Maraven in Lake Maracaibo, Venezuela and are capable of drilling to depths of 25,000 feet. Both units are cantilevered, which allows for extension of a portion of the drilling rig platform over fixed production platforms, and are equipped with "top drive" drilling systems. The contracts for these rigs expired on February 28, 1995. The 2 jack-up rigs will continue drilling operations on a well-to-well basis in Venezuela at reduced dayrates from those received in 1994. The Company is currently marketing the rigs to others for use in Venezuela. No assurance can be given that contracts will be obtained, or if obtained, at rates comparable to those received in 1994. If contracts are not obtained, Maraven is required to demobilize the rigs to the U.S. Gulf of Mexico. The Company operated a third jack-up drilling rig in the Bay of Tampico, Mexico during 1994. The rig is a mat-supported unit capable of drilling to a depth of 20,000 feet. The rig was under contract to CNCTI, a joint venture in which the Company has a one-third ownership percentage, for the duration of drilling a 2 well package awarded CNCTI by Petroleos de Mexico S.A. ("PEMEX"). These operations completed during the fourth quarter of 1994, and the rig was demobilized back to the U.S. Gulf of Mexico in November, 1994. The rig, Cliffs No. 12, is currently stacked and awaiting contract. The Company's land rig fleet consists of 3 diesel/electric rigs and 2 mechanical rigs, all of which are capable of drilling to a depth of 25,000 feet. During the second quarter of 1991, 2 of these land rigs commenced operations under contracts with Corpoven, S.A. ("Corpoven") in eastern Venezuela. These contracts expire in September, 1995. Three additional land rigs, one of which is contracted on a daywork basis for a three-year term with Corpoven, commenced drilling operations in Venezuela during 1994. The remaining 2 land rigs are currently drilling wells included in 2 turnkey packages for Corpoven. In February, 1995, the Company received a commitment for a contract to drill 2 wells in Venezuela for Total. The Company intends to purchase, upgrade and mobilize a 3000 HP rig to Venezuela to work on this project. Operations are expected to commence in the third quarter of 1995.

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

     Engineering Services. Under a turnkey drilling contract, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. In addition, the Company provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. On a turnkey well, the Company from time to time operates rigs subcontracted from other drilling contractors on a dayrate basis. The Company also subcontracts substantially all of the related services and manages the drilling process. The risks to the Company on a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, stuck drill stem, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors services, supplies and personnel. The Company employs a technically proficient and experienced engineering staff that examines the available seismic, geologic and drilling data to identify and minimize many of the drilling risks assumed by the Company. The Company believes that the application of this expertise allows it to evaluate the risks of a proposed contract and bid accordingly. When possible, the Company seeks fixed price contracts from its subcontractors to minimize or eliminate cost fluctuations. The Company also maintains insurance coverage against certain drilling hazards. See "Business and Properties -- Risks and Insurance."

     The Company completed 15 turnkey drilling contracts for the year ended December 31, 1994, and 6 turnkey drilling contracts for the year ended December 31, 1993, with revenues of $33.9 million and $17.0 million, respectively. Five and 2 of the turnkey contracts completed in 1994 and 1993, respectively, related to the Company's interest in CNCTI. One turnkey contract completed in 1994 related to the Company's interest in Cliffs-Neddrill Turnkey International ("CNTI"), a 50/50 joint venture between the Company and Neddrill Nederland B.V. of the Netherlands ("Neddrill"). These turnkey contracts were accounted for under the equity method in the Company's consolidated financial statements. See
Note 4 of Notes to Consolidated Financial Statements. No turnkey drilling contracts have been completed since December 31, 1994. The Company currently has 3 turnkey drilling contracts in progress with contract revenues of $16.5 million. The Company, through its interest in CNCTI, currently has one turnkey drilling contract in progress with contract revenues of $5.0 million to its share.

     The Company also provides well engineering and management services. Under these agreements, the Company is responsible for well design and well site supervision. The Company has provided these services both domestically and internationally since 1993.

     MOPU Operations. The Company currently owns 6 MOPUs capable of operating in both domestic and foreign waters. Included in the 6 MOPUs are 4 of the 5 jack-up drilling rigs which the Company purchased during the fourth quarter of 1992. The Company converted 2 of the 5 rigs to MOPUs, is using one unit as a supply unit in the Bay of Campeche, Mexico, and bareboat chartered the other unit in 1994 to a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company's MOPUs are jack-up rigs which have been modified to accommodate production or compression, rather than drilling, equipment. During the fourth quarter of 1991, the Company acquired 3 jack-up drilling rigs and converted the rigs to MOPUs for use as portable compression units. Each of these units completed operations in Lake Maracaibo, Venezuela during 1994, with 2 of the units being purchased by the charterer in December, 1994. The remaining unit, the LANGLEY, is currently being marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The contract on another of the Company's MOPUs, the MARLIN NO. 4, expired during the second quarter of 1994. Subsequent to refurbishment, the Company received a commitment during February, 1995 for a contract for the operation of this unit. The MARLIN NO. 3, which was in the first year of a three-year dayrate contract in the Gulf of Mexico, was declared a constructive total loss as a result of damage sustained in Hurricane Andrew during August, 1992. The Company was awarded a contract with Union Pacific Resources Corporation to replace MARLIN NO. 3 with a newly converted MOPU, Cliffs No. 8, which commenced operations in July, 1993 for a three-year term. Another MOPU converted during 1993, Cliffs No. 10, is currently being marketed.

     MOPU contracts are generally on a dayrate basis and are normally Iong-term, either for a period of years or a period of time sufficient to obtain the economic production from an offshore oil and gas field or wells within such field. It is not unusual for such contracts to contain renewal provisions at the option of the customer. Under such contracts, the Company is generally responsible for maintenance, operation and repair of the MOPU hull structure. The Company is generally not responsible for risk of pollution or for damage to or replacement of the customer's production equipment, although the Company generally is responsible for damage to its production equipment. The Company maintains insurance coverage against risk of damage to or loss of the MOPUs and related equipment as is customary in the industry. See "Business and Properties -- Risk and Insurance."

     Utilization. The Company's rigs are inactive from time to time. Historically, the drilling industry reaches its peak level of activity during the period October through January. At December 31, 1994, 7 of the Company's 8 drilling rigs were either under contract or preparing for contracts and only one was stacked. In addition, 4 of the Company's 6 MOPUs were under contract, one was contracted subsequent to year-end, and one was stacked. However, the contract option on Cliffs No. 10 was canceled during February, 1995, and the Company has renewed marketing efforts on this unit. The Company believes that its stacking procedures minimize stacking and maintenance costs, and that the stacked rigs could be placed in service with minimal cost and delay should it become attractive to do so.

     The following table provides the current status of and information about the drilling rigs and MOPUs owned and operated by the Company:

                                       RATED DEPTH
                             YEAR    ----------------        AREA OF            TYPE OF
    EQUIPMENT        TYPE    BUILT   WATER   DRILLING       OPERATION           CONTRACT                CUSTOMER
- ------------------ --------  -----   -----   --------   ------------------  ----------------  ----------------------------
DRILLING RIGS
        VENEZUELA
    MARQUETTE..... Jack-up    1982   150'     25,000'   Lake Maracaibo      Term Daywork      Maraven
    LASALLE....... Jack-up    1982   150'     25,000'   Lake Maracaibo      Term Daywork      Maraven
    28............ Land       1977    N/A     25,000'   Eastern Venezuela   Term Daywork      Cliffs Turnkey
    40............ Land       1980    N/A     25,000'   Eastern Venezuela   Term Daywork      Corpoven
    41............ Land       1981    N/A     25,000'   Eastern Venezuela   Term Daywork      Cliffs Turnkey
    42............ Land       1981    N/A     25,000'   Eastern Venezuela   Term Daywork      Corpoven
    43............ Land       1981    N/A     25,000'   Eastern Venezuela   Term Daywork      Corpoven
        UNITED STATES
    Cliffs No. 12.  Jack-up    1980   200'     20,000'   Gulf of Mexico      N/A               Awaiting contract
 MOBILE OFFSHORE PRODUCTION UNITS
        UNITED STATES
    LANGLEY....... MOPU       1965   350'         N/A   Gulf of Mexico      N/A               Awaiting contract
    MARLIN NO. 4.. MOPU       1967   150'         N/A   Gulf of Mexico      Term Daywork      Vastar Resources, Inc.
    Cliffs No. 8.. MOPU       1977   250'         N/A   Gulf of Mexico      Term Daywork      Union Pacific Resources Co.
    Cliffs No. 10. MOPU       1979   250'         N/A   Gulf of Mexico      N/A               Awaiting contract
    Cliffs No. 11. MOPU       1980   200'         N/A   Gulf of Mexico      Term Daywork      Hercules Offshore
                                                                                              Corporation
        MEXICO
    Cliffs No. 14. MOPU       1980   200'         N/A   Bay of Campeche     Term Daywork      CNCTI

     Foreign Operations. For the fiscal years ended December 31, 1994, 1993 and 1992, 78%, 64% and 38%, respectively, of the Company's consolidated revenues were derived from foreign operations, principally in Venezuela and Mexico. See
Note 14 of Notes to Consolidated Financial Statements.

     The Company currently operates 2 jack-up drilling rigs in Lake Maracaibo, Venezuela pursuant to daywork drilling contracts with Maraven, an affiliate of Petroleos de Venezuela S.A. ("PDVSA"). The Company also operates 3 of its land rigs in eastern Venezuela under daywork drilling contracts with Corpoven, an affiliate of PDVSA. During 1994, 2 additional land rigs began operating in eastern Venezuela under turnkey drilling contracts with Corpoven. Three of the Company's MOPUs completed operations in Lake Maracaibo, Venezuela during 1994. One of the Company's jack-up drilling rigs acquired in the fourth quarter of 1992 is currently operating as a mobile offshore supply unit in Mexico under a contract with CNCTI. Another of the Company's jack-up drilling rigs operated in the Bay of Tampico, Mexico for CNCTI during 1994 drilling 2 turnkey wells awarded to the joint venture by PEMEX. The Company will continue to bid other foreign drilling and MOPU projects.

     In 1987, the Company formed CNTI, a three-year 50/50 joint venture with Neddrill, for the marketing of turnkey drilling services in foreign markets. Neddrill is part of the Royal Nedlloyd Group N.V., a Dutch transport and energy organization. The joint venture agreement was extended through June, 1996.

     CNCTI was formed in 1992 and was awarded a contract to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. CNCTI was subsequently awarded 2 additional turnkey bid packages for 2 wells each in the Bay of Campeche, Mexico and the Bay of Tampico, Mexico. These operations are expected to complete during the second quarter of 1995.

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

Occasionally, customers will indemnify the Company against such losses. See "Business and Properties -- Government Regulation."

     Customers. The Company's 4 largest customers for the year ended December 31, 1994, Corpoven, Maraven, Dresser-Rand and CNCTI, accounted for approximately 78% of the Company's consolidated revenues. The Company's 3 largest customers for the year ended December 31, 1993, Dresser-Rand, Maraven and Marathon Oil Company, accounted for approximately 63% of the Company's consolidated revenues. The Company's 2 largest customers for the year ended December 31, 1992, Maraven and Marathon Oil Company, accounted for approximately 36% of the Company's consolidated revenues. The loss of any major customer could have an adverse impact on the Company's operations for such period of time as may be required to find other users for the equipment. See Note 13 of Notes to Consolidated Financial Statements.

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

     Competition. The drilling industry is highly competitive, and no one or few drilling contractors is dominant. The Company competes with numerous other drilling contractors, some of which are substantially larger than the Company and possess appreciably greater financial and other resources. Depressed economic conditions in the oil and gas industry have resulted in the supply of domestic drilling equipment substantially exceeding demand. As a consequence, there has been intense competition in securing available drilling contracts, resulting in much equipment being idle for long periods of time coupled with unfavorable prices for drilling contracts, particularly those drilled on a daywork basis. Also, in recent years many drilling companies have sought protection from creditors under bankruptcy laws, or have undertaken business combinations with other companies as a result of the downturn in the contract drilling industry. Although this has decreased the total number of competitors, the Company believes that competition for drilling contracts will continue to be intense in the foreseeable future.

     Price competition is generally the major factor in the energy service industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers is also important. Other competitive factors include technical and engineering expertise, work force experience, rig suitability, safety record, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to all of these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition is usually on a regional basis; however, drilling rigs are mobile and can be moved from one region to another in response to increased demand, and an oversupply of rigs in any region may result. The Company's domestic turnkey drilling and MOPU operations are concentrated in the Texas/Louisiana Gulf Coast area, and its foreign daywork and turnkey drilling operations are primarily in Venezuela and Mexico. In foreign markets, the Company competes with many of the same competitors under the same factors as in the domestic markets. Demand for onshore and offshore drilling and production equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, general economic conditions, prices of oil and gas and political considerations and policies.

     Historically, there have been few drilling contractors specializing in turnkey drilling contracts because of the extent of engineering and technical expertise required to manage the risks inherent in turnkey drilling operations, the magnitude of management commitment and the financial resources required. However, in recent years, the turnkey drilling market has become more competi-tive as more companies entered the market and margins were reduced. In order to remain competitive in the current environment, the Company has expanded its foreign operations, focused its domestic drilling operations on turnkey drilling contracts, developed and marketed well engineering and management services, and become active in the development and operation of MOPUs. The Company believes that MOPUs offer several economic advantages to oil and gas operators, namely, optimizing the use of exploration budgets by avoiding the high capital costs of production platforms, providing more flexibility than conventional fixed platforms in producing oil and gas, and allowing for the economic development of smaller reserves. Although the Company believes there is a market for additional MOPUs, the Company can give no assurance that there will be sufficient demand for contracting MOPUs at rates which are profitable. Currently, margins on MOPU operations are high, which is likely to result in increased competition for available opportunities. Moreover, MOPUs are not widely utilized, and most companies that do utilize MOPUs own and operate their own units. The Company believes that its experience in MOPU operations enables it to compete favorably in the MOPU market. For these reasons, the Company views MOPUs as an attractive opportunity to expand its offshore services.

     Acquisitions and Dispositions of Assets. On January 17, 1989, the Company acquired the offshore assets of Marlin Drilling Company, an indirect subsidiary of Tenneco Inc., consisting of 6 offshore drilling rigs, one MOPU and certain other assets (the "Marlin Acquisition"). On May 24, 1989, the Company sold 2 jack-up rigs and a semi-submersible rig acquired in the Marlin Acquisition to Loews San Antonio Hotel Corporation, now known as Diamond Offshore Company ("Diamond M"). In conjunction with the sale, the Company entered into two-year bareboat charter agreements with Diamond M for each of the 3 rigs, all of which have expired. During the fourth quarter of 1989, the Company sold at auction 10 land rigs which were no longer deemed to be economically viable, and converted one of the jack-up rigs purchased in the Marlin Acquisition to a MOPU. On October 31, 1991, the Company purchased 3 jack-up rigs from Chiles Offshore Corporation. These rigs were refurbished, converted to MOPUs and used as portacompressors in Venezuela. The Company purchased 5 jack-up drilling rigs during the fourth quarter of 1992 and converted 2 of the 5 rigs to MOPUs, one of which is currently under contract, is currently using one as a mobile offshore supply unit in the Bay of Campeche, Mexico, used one unit during 1994 for turnkey drilling operations in the Bay of Tampico, Mexico and during 1994, bareboat chartered the other unit to a third party for use as a workover rig in the U.S. Gulf of Mexico. Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs. Pursuant to buyout options exercised by the charterer during the fourth quarter of 1994, the Company sold 2 of the 3 portacompressors which worked in Lake Maracaibo, Venezuela.

OIL AND GAS OPERATIONS

     Since 1987, the Company has engaged in oil and gas exploration and production activities in conjunction with marketing the Company's contract drilling services, primarily turnkey, under the Company's CDS program. Under this program, the Company sometimes takes working interests in oil and gas properties in connection with the award to the Company of a drilling contract. The Company's policy is that its working interest in such CDS wells will generally not exceed 25%. In 1993, the Company began to de-emphasize its CDS program due to marginal financial performance of the segment in recent years. See Note 16 of Notes to Consolidated Financial Statements.

     The Company's oil and gas operations did not meet applicable disclosure requirements at or for the year ended December 31, 1994. Information concerning the Company's 1992 and 1993 oil and gas operations, including estimates of proven oil and gas reserves prepared by Huddleston & Co., Inc., independent petroleum consultants, is presented under the caption "Supplemental Information on Oil and Gas Operations (Unaudited)" in Note 16 of Notes to Consolidated Financial Statements.

     The following table shows the average sales prices received by the Company for production of natural gas and crude oil and the average production (lifting) costs per equivalent barrel produced during the periods indicated. All production occurred in the United States.

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                      ---------------------
                                                                       1993          1992
                                                                      -------       -------
    Sales Price:
      Natural gas (per MCF)........................................   $  2.31       $  2.08
      Crude oil and condensate (per Bbl)...........................   $ 18.39       $ 18.65
    Production (lifting) costs per equivalent barrel...............   $  3.33       $  2.76

     The following table shows the Company's interest in productive oil and gas wells at December 31, 1993, all of which are in the United States.

                                                                          GROSS       NET
                                                                          ---         ----
    Productive oil wells(1)............................................     9         0.72
    Productive gas wells(1)............................................    19         2.67

- ---------------
(1) Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same bore hole count as one well.

     The following tables show the number of gross and net productive exploratory and development wells in the United States in which the Company has participated, and the number of gross and net wells abandoned as dry holes (i.e., wells found to be incapable of producing oil or gas in sufficient quantities to justify completion as an oil or gas well) excluding development wells in which the Company owns net profits interests. A well is considered productive upon completion (i.e., upon the installation of permanent equipment for the production of the oil and gas). A well is considered a dry hole upon reporting of abandonment to the appropriate agency. There were no exploratory or development wells in progress at December 31, 1994.

                                                        YEAR ENDED DECEMBER 31, 1993
                                           -------------------------------------------------------
                                             PRODUCTIVE              DRY                TOTAL
                                           ---------------     ---------------     ---------------
                                           GROSS      NET      GROSS      NET      GROSS      NET
                                           -----     -----     -----     -----     -----     -----
    Exploratory.........................      1       0.06        2       0.16        3       0.22
    Development.........................      1       0.45        1       0.12        2       0.57
                                           -----     -----     -----     -----     -----     -----
              Total.....................      2       0.51        3       0.28        5       0.79
                                           =====      ====     =====      ====     =====      ====

                                                        YEAR ENDED DECEMBER 31, 1992
                                           -------------------------------------------------------
                                             PRODUCTIVE              DRY                TOTAL
                                           ---------------     ---------------     ---------------
                                           GROSS      NET      GROSS      NET      GROSS      NET
                                           -----     -----     -----     -----     -----     -----
    Exploratory.........................      1       0.04       --         --        1       0.04
    Development.........................      4       0.61        1       0.01        5       0.62
                                           -----     -----     -----     -----     -----     -----
              Total.....................      5       0.65        1       0.01        6       0.66
                                           =====      ====     =====      ====     =====      ====

     At the request of the Company, Huddleston & Co., Inc. has estimated the proved reserves attributable to the Company's oil and gas properties as of December 31, 1993, as set forth below:

                                                                   OIL AND
                                                                  CONDENSATE        GAS
                                                                    (BBL)          (MCF)
                                                                  ----------     ----------
    Proved reserves............................................     124,064       3,326,000
    Proved developed reserves..................................      88,846       3,308,100

     "Proved reserves" are those estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs based upon prices and costs existing at the time the estimate is made. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward, and they may be revised as hydrocarbons are produced, economic conditions change or additional data becomes available. "Proved developed reserves" are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods, including: (i) "developed producing reserves," which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells; and (ii) "developed non-producing reserves," which are those proved developed reserves which (a) can exist behind the casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of a new well or (b) are expected to be recovered from completion intervals open at the time of the estimate, but which had not started producing, or were shut in for market conditions or pipeline connection, or were not capable of production for mechanical reasons, and the time when sales will start is uncertain. "Proved undeveloped reserves" are proved reserves which are expected to be recovered from new wells on undrilled acreage, from deepening existing wells to a different reservoir or from existing wells where a relatively major expenditure is required for completion.

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

ENVIRONMENTAL CONTROLS

     The Company believes it is in substantial compliance with applicable federal, state, local and foreign legislation and regulations relating to environmental controls. Also, the existence of such laws and regulations has not had, nor at this time is expected to have, any materially restrictive effect on the Company. To date, the Company has not accounted for costs or capital expenditures incurred for environmental control facilities separately from other costs incurred in the operation of its businesses. The Company does not, however, believe that any such costs or expenditures have been material and the Company does not expect that under present conditions such costs or expenditures will become material in the foreseeable future.

GOVERNMENT REGULATION

     The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. The Company, as an owner or operator of domestic offshore facilities, may be liable for the costs of removal and damages arising out of a pollution incident to the extent set forth in the Federal Water Pollution Control Act, as amended by the Oil Pollution Act of 1990 and the Outer Continental Shelf Lands Act. In addition, the Company may also be subject to other civil claims arising out of any such incident. Certain of the Company's facilities are also subject to regulations of the Environmental Protection Agency ("EPA") that require the preparation and implementation of spill prevention control and countermeasure plans relating to possible discharge of oil into navigable waters. The Company supplements its activities in this regard by membership in the Clean Gulf Association, which provides pollution control facilities to its members. Other regulations of the EPA may require the Company to take certain precautions in storing, handling and transporting certain hazardous wastes. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and clean-up, obtaining drilling permits and similar matters. The Company believes that it is in compliance in all material respects with such laws, rules and regulations and that such compliance has not had any material adverse effect on its operations or financial condition.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather and seas. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from the Company's operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, the Company maintains broad insurance coverage, including all risk physical damage, employer's liability, commercial general liability or commercial contract indemnity and workmen's compensation insurance. The Company's third party liability insurance coverage is approximately $100 million per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs and MOPUs and a limited amount of insurance against loss of earnings resulting from damage to its jack-up drilling rigs and MOPUs. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate. The occurrence of a significant event for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

     The Company also maintains insurance coverage on an annual basis to protect against certain hazards inherent in its turnkey contract drilling and oil and gas operations. This insurance was most recently renewed on June 1, 1994, and is scheduled for renewal on June 1, 1995. This insurance, which is principally through Underwriters at Lloyd's and Institute of London Underwriters Companies, covers "control of well" (including blowouts above and below the surface); cratering; seepage and pollution; and care, custody and control. Prior to June 1, 1992, the Company carried insurance coverage for losses and claims associated with "stuck drill stem" occurrences, which are normal operating risks associated with drilling operations. Under the terms of a typical turnkey drilling contract, the drilling contractor assumes the risk of stuck drill stem incidents. The Company believes that few, if any, turnkey drilling contractors carry insurance for such losses and claims. In prior years, the Company procured such insurance after concluding that the expense of such coverage was reasonable in relation to the coverage afforded, and the proceeds from such insurance generally exceeded the premiums. Because of a significant increase in premiums, the Company now believes that the expense of such insurance, if available, is too great in relation to the coverage afforded, and has chosen not to insure against such losses and claims. While the absence of this coverage increases the financial risk of the Company's turnkey operations, the Company is attempting to offset this increase in risk by shifting its marketing and operating strategies toward lower risk operations. The Company believes that it continues to maintain insurance in accordance with industry standards. The Company's current insurance program provides $500,000 coverage per occurrence for care, custody and control, and $75 million coverage per occurrence for Outer Continental Shelf Lands Act statutory obligations and for control of well, cratering and seepage and pollution associated with foreign operations. The amount of coverage per occurrence provided by the Company's current insurance program for domestic land, coastal and inland water, and offshore operations is $10 million, $20 million and $30 million, respectively, for control of well, cratering and seepage and pollution. Each form of coverage provides for a deductible for the account of the Company, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible. No assurance can be given that the Company will be able to maintain the types and amounts of coverage that it considers adequate with respect to its turnkey drilling and oil and gas operations.

EMPLOYEES

     At December 31, 1994, the Company employed 62 persons domestically, all of whom were salaried. There were no collective bargaining contracts covering the Company's domestic employees in effect as of December 31, 1994. As of December 31, 1994, the Company employed 395 persons in Venezuela, approximately 36% of whom were salaried and the remainder of whom were hourly employees. The employees in Venezuela are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry. At December 31, 1994, the Company employed 20 persons in Mexico, all of whom were salaried. There were no collective bargaining contracts covering the Company's employees in Mexico as of December 31, 1994.

OTHER PROPERTIES

     The Company owns an office building and warehouse on a 2.5 acre tract of land in Lafayette Parish, Louisiana, and a training facility building in Broussard, Louisiana, which is currently leased to a third party. The Company leases additional properties, including its executive offices in Houston, Texas, a yard in Lafayette, Louisiana and 2 field offices in Venezuela.

ITEM 3. LEGAL PROCEEDINGS

     In February, 1994, the Company settled litigation with Diamond M concerning various matters relating to the sale and bareboat charter of 3 offshore drilling rigs. Legal proceedings were instituted by the Company on August 29, 1991, and were consolidated with related legal proceedings subsequently instituted by Diamond M in the United States District Court, Southern District of Texas, Houston Division. In June, 1993, a partial summary judgment awarded the Company $1.8 million, together with interest and attorneys fees, for notes payable owed by Diamond M to the Company, offset by certain charter hire payments due Diamond
M. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division, awarding Diamond M $3.5 million, plus court costs, offset by the partial summary judgment of $1.8 million. The Company paid Diamond M $1.7 million in February, 1994 as a final settlement of all disputed issues. See Note 12 of Notes to Consolidated Financial Statements.

     The Company is also party to a number of lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "CLDR." The following table sets forth the range of high and low closing sale prices per share of Common Stock as reported by Nasdaq for the periods indicated.

                                                              1994                 1993
                                                         ---------------     -----------------
                                                          MARKET VALUE         MARKET VALUE
                                                         ---------------     -----------------
                       QUARTER ENDED                     HIGH      LOW        HIGH       LOW
    ---------------------------------------------------  ----     ------     ------     ------
    March 31...........................................  $ 14     $11 1/4    $14 1/4    $11 1/2
    June 30............................................  $ 13     $11 1/2    $17 1/4    $12 3/4
    September 30.......................................  $ 13     $11 1/2    $15        $11 1/2
    December 31........................................  $ 13     $10 1/2    $13 1/4    $11

     On March 1, 1995, the closing sale price of the Company's Common Stock, as reported by Nasdaq, was $12 3/4 per share. On that date, there were 2,028 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock, and it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future. Under the Company's credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC"), formerly Internationale Nederlanden Bank N.V., the Company is restricted from declaring, making, or paying any cash dividend on any class of capital stock except for the quarterly dividend applicable to the Company's Preferred Stock.

     The Company's $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock") is also traded on the Nasdaq under the symbol "CLDRP." The following table sets forth the range of high and low closing sale prices per share of Preferred Stock as reported by Nasdaq for the periods indicated.

                                                              1994                  1993
                                                        -----------------     -----------------
                                                          MARKET VALUE          MARKET VALUE
                                                        -----------------     -----------------
                      QUARTER ENDED                      HIGH       LOW        HIGH       LOW
    --------------------------------------------------  ------     ------     ------     ------
    March 31..........................................  $28        $25 3/4    $31        $27
    June 30...........................................  $28        $25 3/4    $33        $29 1/8
    September 30......................................  $27 1/2    $25 3/4    $31        $26 3/4
    December 31.......................................  $27 1/4    $25 1/4    $29        $26 1/2

     On February 28, 1995, the closing sale price of the Company's Preferred Stock, as reported by Nasdaq, was $26 13/64 per share. On that date, there were 33 holders of record of the Company's Preferred Stock.

     Holders of shares of Preferred Stock are entitled to receive, when, as, and if declared by the Board of Directors out of funds of the Company legally available therefor, cash dividends at an annual rate of $2.3125 per share, payable quarterly on March 15, June 15, September 15 and December 15 in each year, except that if any such date is a Saturday, Sunday or legal holiday, such dividend is payable on the next day that is not a Saturday, Sunday or legal holiday. Dividends are cumulative and are payable to holders of record as they appear in the stock books of the Company on such record dates as are fixed by the Board of Directors. Cash dividends paid on each of the quarterly dividend dates in 1994, 1993 and 1992 were $665,000. The Preferred Stock is also convertible into shares of Common Stock at the rate of 1.89394 shares of Common Stock for each share of Preferred Stock and is subject to redemption at the option of the Company at varying prices depending on the date called for redemption. Under the credit agreement with INCC, the Company is restricted from redeeming the Preferred Stock unless such redemption is mandatory.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information of the Company. The amounts as of and for each of the five years in the period ended December 31, 1994 have been derived from audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                                         YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                         1994        1993         1992         1991         1990
                                       --------    ---------    ---------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
  Revenues...........................  $ 83,693    $  65,538    $  76,838    $  84,503    $  78,754
  Costs and Expenses:
     Operating Expenses..............    50,635       34,983       57,505       70,178       65,783
     Depreciation, Depletion and
       Amortization..................    14,008       17,438       12,883        9,369        9,720
     Contract Termination
       Provision.....................     5,193          577           --           --           --
     Writedown in Carrying Value of
       Oil Gas Properties............        --           --        1,500        4,000           --
     Exploration Costs...............       272          188          141          547        2,876
     General and Administrative
       Expense.......................     5,114        4,807        4,512        4,352        4,771
                                       --------    ---------    ---------    ---------    ---------
     Operating Income (Loss).........     8,471        7,545          297       (3,943)      (4,396)
     Other Income (Expense)(1).......    (2,415)      (3,919)       2,721           61          542
                                       --------    ---------    ---------    ---------    ---------
     Net Income (Loss)...............     6,056        3,626        3,018       (3,882)      (3,854)
     Dividends Applicable to
       Preferred Stock...............    (2,659)      (2,659)      (2,659)      (2,660)      (2,659)
                                       --------    ---------    ---------    ---------    ---------
     Net Income (Loss) Applicable to
       Common and Common Equivalent
       Shares........................  $  3,397    $     967    $     359    $  (6,542)   $  (6,513)
                                       ========    =========    =========    =========    =========
     Net Income (Loss) per Share.....  $   0.80    $    0.21    $    0.11    $   (2.19)   $   (2.18)
     Weighted Average Number of
       Common and Common Equivalent
       Shares Outstanding............     4,223        4,514        3,257        2,992        2,981
SUMMARY BALANCE SHEET DATA:
  Working Capital....................  $ 19,331    $  20,402    $  24,830    $   5,637    $  13,599
  Property and Equipment, Net........    71,248       86,506      101,178       99,023       80,188
  Total Assets.......................   120,167      133,523      150,203      143,283      124,372
  Notes Payable-Long-Term............        --       13,108       28,348       27,000           --
  Obligations Under Capital Leases
     (including current
     maturities).....................        --           --           --        2,682        4,677
  Redeemable Preferred Stock.........    28,750       28,750       28,750       28,750       28,750
  Total Shareholders' Equity(2)......  $ 70,881    $  72,494    $  71,446    $  52,229    $  58,497

- ---------------

(1) Includes exchange rate losses of $1.2 million in 1994, litigation settlement and expenses of $3.7 million in 1993 and gains on disposition of assets of $5.0 million in 1992.

(2) The Company has not paid any cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Activity in the contract drilling industry and related oil service businesses has shown signs of improvement over the last two years due to various market consolidations. Crude oil prices declined significantly during the first quarter of 1994 and have currently returned to higher levels, while natural gas prices have fallen to levels not experienced since 1991. This continued price volatility creates an uncertain domestic market and competition, therefore, remains intense within the contract drilling industry. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities.

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

RESULTS OF OPERATIONS

  Year 1994 Versus 1993

     The Company recognized net income, before preferred dividends, of $6.1 million in 1994 compared to net income of $3.6 million in 1993. Operating income increased $.9 million from 1993 to 1994. The improvement in operating income was primarily due to an increase in foreign daywork drilling operating income of $5.3 million, a reduction in domestic daywork drilling operating losses of $2.3 million, an increase in engineering services operating income of $1.9 million, and a reduction in oil and gas operating losses of $.9 million, offset in part by a reduction in MOPU operating income of $9.2 million and an increase in corporate overhead of $.3 million.

                                                                                 INCREASE
                                                         1994        1993       (DECREASE)
                                                        -------     -------     ----------
                                                                  (IN THOUSANDS)
    Revenues:
      Daywork Drilling:
         Domestic.....................................  $    19     $ 1,195      $ (1,176)
         Foreign......................................   32,462      21,023        11,439
      Engineering Services............................   36,079      16,961        19,118
      MOPU Operations.................................   16,020      21,673        (5,653)
      Oil and Gas.....................................    2,470       4,686        (2,216)
      Eliminations....................................   (3,357)         --        (3,357)
                                                        -------     -------     ----------
              Consolidated............................  $83,693     $65,538      $ 18,155
                                                        ========    ========    =========

                                                                                 INCREASE
                                                         1994        1993       (DECREASE)
                                                        -------     -------     ----------
                                                                  (IN THOUSANDS)

    Operating Income (Loss):
      Daywork Drilling:
         Domestic.....................................  $   (62)    $(2,417)     $  2,355
         Foreign......................................    7,162       1,902         5,260
      Engineering Services............................    3,581       1,685         1,896
      MOPU Operations.................................    4,415      13,566        (9,151)
      Oil and Gas.....................................   (1,439)     (2,303)          864
      Corporate Office................................   (5,184)     (4,888)         (296)
      Eliminations....................................       (2)         --            (2)
                                                        -------     -------     ----------
              Consolidated............................  $ 8,471     $ 7,545      $    926
                                                        ========    ========    =========

     Daywork Drilling

     Domestic daywork drilling results in 1994 reflect the Company's strategy to diversify away from this volatile market. As a result of rig deployments out of the United States, domestic daywork drilling operating losses decreased by $2.3 million from 1993 to 1994. Operating losses incurred in 1993 were due primarily to stacked rig costs associated with the Company's domestic land rigs. One of the Company's land drilling rigs was mobilized to Venezuela during the first quarter of 1994 and began daywork drilling operations for Corpoven for a three-year term. Two of the Company's land drilling rigs, which were stacked during all of 1993, were mobilized to Venezuela during the first quarter of 1994 and are currently drilling turnkey wells for Corpoven.

     Foreign daywork drilling revenues increased $11.4 million from 1993 to 1994. Foreign daywork drilling operating income increased $5.3 million during the same period. Foreign daywork drilling operating results reflect increased revenues and operating income primarily due to contributions from one of the Company's jack-up drilling rigs which was mobilized to the Bay of Tampico, Mexico during the first quarter of 1994. This jack-up drilling rig completed operations for CNCTI during the fourth quarter of 1994. The Company has stacked the rig until another contract is awarded. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. Also contributing to the improved results were increased operating income from the Company's 2 jack-up drilling rigs working in Venezuela, primarily due to reduced operating expenses, and contributions from the 3 additional land rigs mobilized to Venezuela during 1994.

     Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela were re-negotiated in the first quarter of 1994 and expired in February, 1995. The contract rates were adjusted quarterly based upon fluctuations in oil prices from the base oil price in effect at the contract renewal date. The 2 jack-up rigs will continue drilling operations on a well-to-well basis in Venezuela at reduced dayrates from those received in 1994. The Company is currently marketing the rigs to others for use in Venezuela. No assurance can be given that the Company will be able to secure a contract for the operation of these units. If contracts are not obtained, Maraven is required to demobilize the rigs to the U.S. Gulf of Mexico. Contracts on 2 of the 3 land drilling rigs working in eastern Venezuela on daywork contracts for Corpoven expire in September, 1995, and the other contract expires in February, 1997.

     Engineering Services

     Engineering services revenues increased $19.1 million from 1993 to 1994. Engineering services operating income increased $1.9 million during the same period. Fifteen turnkey contracts were completed in 1994 compared to 6 turnkey contracts completed in 1993. Five of the 15 turnkey wells completed in 1994 and 2 of the 6 turnkey wells completed in 1993 were drilled by CNCTI and recorded under the equity method. One of the 15 turnkey wells completed in 1994 was drilled by CNTI and also recorded under the equity method. See Note 4 of Notes to Consolidated Financial

Statements. Two of the wells completed in 1994 encountered downhole problems. As a result, the Company recorded losses of $3.2 million in the 1994 results of operations on these contracts. The Company provided well engineering and management services during 1993 and 1994, primarily in Venezuela and Mexico. These activities contributed operating income of $1.0 million and $.1 million in 1994 and 1993, respectively.

     The Company is currently drilling the fourth and fifth wells included in 2 packages of 3 turnkey wells for Corpoven. The Company expects these 2 wells and the last contracted well to be completed in 1995 with revenues of approximately $18.0 million. The Company mobilized 2 land rigs to Venezuela during the first quarter of 1994 to work on these projects. In addition to the 2 turnkey wells being drilled in Venezuela, the Company is currently in the process of drilling an additional turnkey well in Mexico and one turnkey well in the United States.

     MOPU Operations

     MOPU revenues decreased $5.7 million from 1993 to 1994. MOPU operating income decreased $9.2 million during the same period. The decrease in revenues was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The decreased revenues were offset in part by contributions from Cliffs No. 8, which began operations during the third quarter of 1993. Operating income decreased primarily due to the non-cash deferral of income recognition of $5.2 million on the 2 MOPUs which worked in Venezuela through September, 1994. The expiration of the contracts on the 3 MOPUs which worked in Venezuela also contributed to the decrease in operating income. The 3 MOPUs which worked in Venezuela contributed revenues of $11.9 million and $19.2 million and operating income of $1.6 million and $12.0 million during 1994 and 1993, respectively. The LANGLEY was demobilized back to the United States during the second quarter of 1994 and is currently being marketed. No assurance can be given that the Company will be able to secure a contract for the operation of this unit. The charterer exercised buyout options and purchased the other 2 units which worked in Venezuela for a total of $4.0 million in the fourth quarter of 1994. No gain or loss was recognized upon buyout of the 2 units. See "Liquidity and Capital Resources."

     The contract for MARLIN NO. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and has secured a commitment for a contract for operations which are expected to commence in the second quarter of 1995. The Company secured a bareboat charter for Cliffs No. 11 from a third party for use as a workover rig in the U.S. Gulf of Mexico. Operations commenced on this charter during the second quarter of 1994. The contract option on another of its MOPUs, Cliffs No. 10, was canceled during February, 1995. Renewed marketing efforts have commenced subsequent to the cancellation. No assurance can be given that the Company will be able to secure a contract for the operation of this unit.

     Oil and Gas

     Oil and gas revenues decreased $2.2 million from 1993 to 1994, primarily due to reduced gas revenues resulting from a net revenue interest reduction upon payout of a significant well. Operating losses in 1994 decreased $.9 million when compared to 1993, primarily because decreased depreciation, depletion and amortization and operating expenses more than offset the revenue decrease.

     Corporate Overhead

     Corporate overhead increased $.3 million from 1993 to 1994. The increase was primarily due to an overall increase in employment costs and other expenses.

     Other Income (Expense)

     The Company recognized $2.4 million of other expense during 1994 compared to $3.9 million of other expense during 1993. The net decrease in other expense resulted primarily from the litigation settlement and expenses of $3.7 million recorded in 1993, compared to none in 1994, offset in part by decreased gains on disposition of assets and increased exchange rate losses incurred during 1994. Income tax expense for 1994 was consistent with income tax expense for 1993 due primarily to the recognition of a $.4 million net deferred tax asset during the third quarter of 1994. See "Liquidity and Capital Resources."

  Year 1993 Versus 1992

     The Company recognized net income, before preferred dividends, of $3.6 million in 1993 compared to net income of $3.0 million in 1992. The 1993 results include litigation settlement and expenses of $3.7 million, or $0.82 per share. Excluding this charge in 1993, the Company would have reported net income of $7.3 million, or $1.03 per common share. The 1992 results included a $1.5 million writedown in the carrying value of oil and gas properties and a $4.7 million gain on the disposition of one of the Company's MOPUs due to its constructive total loss in Hurricane Andrew. Excluding these amounts in 1992, the Company would have reported a net loss of $.2 million, or $0.86 per common share. Operating income increased $7.2 million from 1992 to 1993. The improvement in operating income was primarily due to an increase in MOPU operating income of $7.1 million, an increase in foreign daywork drilling operating income of $1.7 million, and a decrease in domestic daywork drilling operating losses of $.4 million, offset in part by a decrease in engineering services operating income of $1.1 million, an increase in oil and gas operating losses of $.5 million, and an increase in corporate overhead of $.4 million.

                                                                                 INCREASE
                                                         1993        1992       (DECREASE)
                                                        -------     -------     ----------
                                                                  (IN THOUSANDS)
    Revenues:
      Daywork Drilling:
         Domestic.....................................  $ 1,195     $ 5,451      $ (4,256)
         Foreign......................................   21,023      21,472          (449)
      Engineering Services............................   16,961      37,014       (20,053)
      MOPU Operations.................................   21,673       9,178        12,495
      Oil and Gas.....................................    4,686       3,723           963
                                                        -------     -------     ----------
              Consolidated............................  $65,538     $76,838      $(11,300)
                                                        ========    ========    =========
    Operating Income (Loss):
      Daywork Drilling:
         Domestic.....................................  $(2,417)    $(2,822)     $    405
         Foreign......................................    1,902         215         1,687
      Engineering Services............................    1,685       2,720        (1,035)
      MOPU Operations.................................   13,566       6,466         7,100
      Oil and Gas.....................................   (2,303)     (1,770)         (533)
      Corporate Office................................   (4,888)     (4,512)         (376)
                                                        -------     -------     ----------
              Consolidated............................  $ 7,545     $   297      $  7,248
                                                        ========    ========    =========

     Daywork Drilling

     Domestic daywork drilling revenues decreased $4.3 million from $5.5 million in 1992 to $1.2 million in 1993. The decrease was primarily due to the stacking of the majority of the Company's domestic land rigs in 1993 and the sale, effective January 1, 1993, of the Company's 4 inland posted barge drilling rigs together with rights to certain oil and gas production proceeds. Domestic daywork drilling operating losses decreased by $.4 million from $2.8 million in 1992 to $2.4 million in 1993. Cost savings resulting from the sale of the 4 inland posted barge drilling rigs were partially offset by costs associated with stacking the Company's domestic land rigs and the sale, effective January 1, 1993, of rights to certain oil and gas production proceeds. One of the Company's land drilling rigs was mobilized to Venezuela in 1994 and began drilling operations for Corpoven for a three-year term. Two other land drilling rigs began operations in 1994 in Venezuela to drill turnkey wells awarded the Company by Corpoven.

     Foreign daywork drilling revenues decreased $.5 million from $21.5 million in 1992 to $21.0 million in 1993. Foreign daywork drilling operating income increased $1.7 million during the same period. The increase in operating income was primarily due to reduced labor costs and repair and maintenance expenses, offset in part by decreased revenues during 1993 when compared to 1992. Foreign operating results reflect decreased revenues primarily due to reduced cost flow-throughs billed to the operators and devaluation of the Venezuelan Bolivar. The contracts for the Company's 2 jack-up drilling rigs operating in Venezuela expired on March 9, 1994 and March 15, 1994, respectively. The Company re-negotiated the contracts through February, 1995. Contracts on the 2 land drilling rigs working in eastern Venezuela on daywork contracts for Corpoven expire in September, 1995.

     Engineering Services

     Engineering services revenues decreased $20.0 million from $37.0 million in 1992 to $17.0 million in 1993. Twelve turnkey contracts were completed during 1992 compared to 6 turnkey contracts completed in 1993, 2 of which related to CNCTI and were accounted for under the equity method in the Company's Consolidated Financial Statements. See Note 4 of Notes to Consolidated Financial Statements. Engineering services operating income decreased $1.1 million in 1993 when compared to 1992, primarily due to fewer completed contracts in 1993.

     The Company was awarded approximately $50 million in international turnkey contracts to be drilled in 1994 and 1995. The Company was awarded 2 packages with 3 turnkey wells in each package to be drilled for Corpoven with estimated revenues of approximately $36 million. The Company mobilized 2 of its idle domestic land drilling rigs to Venezuela to work on these projects. In addition, CNCTI, a joint venture in which the Company holds a one-third ownership percentage, was awarded 2 drilling packages by PEMEX for the drilling of a total of 4 wells. The Company mobilized an idle jack-up drilling rig to the Bay of Tampico, Mexico in the first quarter of 1994 to drill 2 of the 4 wells. The 2 packages are expected to generate $42 million in revenues to CNCTI.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $.7 million from $10.6 million at December 31, 1993 to $11.3 million at December 31, 1994. The increase resulted from $23.7 million provided by operating activities, $17.0 million from borrowings, $5.9 million received from the sale of property and equipment, and $1.0 million received from the collection of notes receivable, partially offset by $9.1 million used to fund capital expenditures and $37.8 million used to make payments on borrowings, preferred stock dividends and purchases of Treasury Stock.

     Cash provided by operating activities of $23.7 million included $.6 million used for working capital and other requirements, primarily to fund the Company's foreign daywork drilling and engineering services operations. "Accounts Receivable" decreased from December 31, 1993 to December 31, 1994 due primarily to the collection of receivables associated with the Company's MOPU operations in Venezuela. "Inventories" increased from December 31, 1993 to December 31, 1994 due primarily to the purchase of casing and other supplies for turnkey and daywork drilling operations in Venezuela. The increases in "Drilling Contracts in Progress" and "Accounts Payable" were due primarily to the Company's expanded turnkey operations. The decrease in "Property and Equipment" from December 31, 1993 to December 31, 1994 was due primarily to the sale of 2 MOPUs which worked in Venezuela.

     Cash was used during 1994 to fund $9.1 million of capital expenditures, which primarily related to the upgrade of 3 land drilling rigs prior to mobilization to Venezuela, renovation of a jack-up drilling rig, Cliffs No. 12, which was mobilized for drilling operations in Mexico, modifications to Cliffs No. 11 in preparation for workover operations in the U.S. Gulf of Mexico, and drill pipe purchases for the expanded drilling operations in Venezuela.

     In February, 1995, the Company received a commitment for a contract to drill 2 wells on a daywork basis in Venezuela for Total. The Company intends to purchase, upgrade and mobilize a 3000 HP rig to Venezuela at a cost of approximately $8.6 million to work on this project. Drilling activities are expected to commence in the third quarter of 1995. The Company has plans for other capital expenditures totaling approximately $3.4 million during 1995. The Company intends to fund these capital expenditure requirements with internally-generated cash flow and amounts currently available under its revolving line of credit.

     During the fourth quarter of 1992, the Company acquired 5 jack-up drilling rigs at a cost of $6.0 million, with plans to convert them to MOPUs. The first unit, Cliffs No. 8, was converted to a MOPU and commenced operations on July 19, 1993. The second of the 5 rigs acquired was also converted to a MOPU. The Company secured a contract option for this unit, Cliffs No. 10, during 1994. The option on this contract was canceled during February, 1995. Renewed marketing efforts have commenced subsequent to the cancellation. Cliffs No. 14 is currently being used as a mobile offshore supply unit to facilitate the Company's joint venture turnkey drilling operations in Mexico. The Company upgraded and mobilized Cliffs No. 12 into Mexico during the first quarter of 1994 for turnkey drilling operations in the Bay of Tampico. The Company secured a bareboat charter on the final unit, Cliffs No. 11, from a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company refurbished this rig during 1994 at a cost of $1.4 million. Operations commenced during the second quarter of 1994.

     The LANGLEY, one of 3 MOPUs which worked in Venezuela, ended its two-year contract in May, 1994, and the contract was not extended. The rig was demobilized back to the United States, and the demobilization costs were reimbursed to the Company by the charterer. No assurance can be given that the Company will be able to secure a contract for operation of this unit. Each of the 2 remaining MOPUs which worked in Venezuela had an initial contract term of two years which expired in September, 1994, subject to certain buyout options. The charterer exercised its option to purchase the FRANKLIN and FORRESTAL effective December, 1994 for total proceeds of $4.0 million. The loss of future operating income associated with these units could have a material adverse effect on the Company's future results of operations. Because the Company believed there was a reasonable likelihood that the buyout options on the 2 units would be exercised in 1994 or 1995, the Company deferred income recognition on these 2 units to the extent of losses that would occur upon exercise of the options. As a result, no gain or loss was recognized when the buyout options were exercised.

     Approximately 78% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan and Mexican operations during 1994. See Note 14 of Notes to Consolidated Financial Statements. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. Exchange losses increased substantially in 1994 compared to 1993 due to significant devaluation of the Venezuelan Bolivar during the second quarter of 1994. Venezuela instituted currency exchange controls during June, 1994 in response to this devaluation. These exchange controls could impair the Company's ability to convert its Venezuelan cash flow into U.S. dollars in the future. Despite the current economic volatility in Venezuela, the Company believes that the country continues to be a favorable market for its services.

     In conjunction with the redelivery to Diamond M of 3 offshore drilling rigs under long-term charters, a dispute existed as to whether or not the Company complied with the terms of the charters regarding maintenance and repair of the rigs during the charter period, as well as the condition of the rigs upon redelivery. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division, awarding Diamond M $3.5 million, plus court costs, offset by a partial summary judgment of $1.8 million. The Company reported this litigation settlement and expenses in the Consolidated Statements of Operations during the fourth quarter of 1993. The Company paid Diamond M $1.7 million in February, 1994 as a final settlement of all disputed issues.

     At December 31, 1993, the Company's credit agreement with INCC provided for a $10.0 million working capital credit facility which had a maturity date of January 1, 1995 and a $30.0 million term loan which matured January 1, 1995. The Company executed the Second Restated Credit Agreement with INCC during March, 1994, thereby converting its $10.0 million working capital credit facility to a $20.0 million revolving line of credit subject to certain borrowing base limitations. The revolving line of credit matures on January 1, 1996. As of December 31, 1994, the Company had no outstanding balance on the revolving line of credit with INCC. The $30.0 million term loan was repaid in full during October, 1994.

     The Company from time to time purchases its Common Stock in the open market. During 1994, the Company purchased 427,000 shares of its Common Stock at an aggregate purchase price of $5.1 million, or approximately $11.93 per share. A total of 5,000 shares, at an aggregate purchase price of $.1 million, or approximately $11.38 per share, was acquired in the fourth quarter of 1993. Management of the Company believes that the Common Stock is trading at prices which do not reflect the value of the Company and has determined that the acquisition of such stock would be in the best interest of the Company and its shareholders. All of the acquired shares are held as Common Stock in treasury, less shares issued under certain benefit plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company appear on pages 30 through 52 hereof and are incorporated by reference into this
Item 8. Selected quarterly financial data is set forth in Note 15 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission (the "Commission"), describes the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive
Officers -- Compensation" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding management compensation and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under captions "Principal Shareholders" and "Election of Directors -- Security Ownership of Management" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

          (1) and (2) Financial Statements and Schedules

             See "lndex to Consolidated Financial Statements and Schedules" on Page 28.

          (3) Exhibits. See Exhibit Index on pages 54 to 57.

     The management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report are as follows:

        10.7            -- Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
                           on Form S-1, No. 33-23508, filed under the Securities Act).
        10.7.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company
                           1988 Incentive Equity Plan (incorporated by reference to Exhibit
                           10.7.1 to the Company's Form 10-K for the fiscal year ended
                           December 31, 1993).
        10.7.2          -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling Company
                           1988 Incentive Equity Plan (incorporated by reference to Exhibit
                           10.7.2 to the Company's Form 10-K for the fiscal year ended
                           December 31, 1993).
        10.8            -- Cliffs Drilling Company Incentive Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
                           on Form S-1, No. 33-23508, filed under the Securities Act).
        10.9            -- Cliffs Drilling Company Retention Plan for Salaried Employees
                           (incorporated by reference to Exhibit 10.10 to the Company's
                           Registration Statement on Form S-1, No. 33-23508, filed under the
                           Securities Act).
        10.9.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company
                           Retention Plan for Salaried Employees (incorporated by reference to
                           Exhibit 10.9.1 to the Company's Form 10-K for the fiscal year ended
                           December 31, 1993).
        10.9.2          -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling Company
                           Retention Plan for Salaried Employees (incorporated by reference to
                           Exhibit 10.9.2 to the Company's Form 10-K for the fiscal year ended
                           December 31, 1993).

        10.10           -- Form of Indemnification Agreement between the Company and its of-
                           ficers and directors (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-23508,
                           filed under the Securities Act).
        10.11           -- Form of Restricted Stock Award Agreement entered into between the
                           Company and certain key executive officers (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement
                           on Form S-1, No. 33-23508, filed under the Securities Act).
        10.11.1         -- Form of Restricted Stock Award Agreement dated as of December 31,
                           1992 entered into between the Company and certain key executive officers (incorporated by reference to Exhibit 10.10.1 to the
                           Company's Form 10-K for the fiscal year ended December 31, 1992).
        10.11.2         -- Form of Deferred Stock Award Agreement dated as of December 31,
                           1992 entered into between the Company and certain key executive officers (incorporated by reference to Exhibit 10.11.2 to the
                           Company's Form 10-K for the fiscal year ended December 31, 1993).
        10.17           -- Form of Executive Agreement dated as of July 20, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the
                           fiscal quarter ended June 30, 1994).

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 2, 1995                             CLIFFS DRILLING COMPANY

                                          By:     /s/ DOUGLAS E. SWANSON
                                              ---------------------------------
                                                     Douglas E. Swanson
                                            Chairman of the Board and President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                      DATE
- ---------------------------------------------   ------------------------------    ---------------

        /s/  DOUGLAS E. SWANSON                     Chairman of the Board           March 2, 1995
- ---------------------------------------------           and President
             Douglas E. Swanson                 (Principal Executive Officer)

         /s/  RANDOLPH NEWCOMER                  Executive Vice President and       March 2, 1995
- ---------------------------------------------              Director
              Randolph Newcomer

            /s/  M. M. CONE                                Director                 March 2, 1995
- ---------------------------------------------
                 M. M. Cone

         /s/  ROBERT M. MCINNES                            Director                 March 2, 1995
- ---------------------------------------------
              Robert M. McInnes

          /s/  JOSEPH E. REID                              Director                 March 2, 1995
- ---------------------------------------------
               Joseph E. Reid

           /s/  JOHN D. WEIL                               Director                 March 2, 1995
- ---------------------------------------------
                John D. Weil

           /s/  H. ROBERT HIRSCH                           Director                 March 2, 1995
- ---------------------------------------------
                Robert Hirsch

         /s/  EDWARD A. GUTHRIE                     Vice President-Finance          March 2, 1995
- ---------------------------------------------   (Principal Financial Officer)
              Edward A. Guthrie

          /s/  CINDY B. TAYLOR                       Corporate Controller           March 2, 1995
- ---------------------------------------------             (Principal
               Cindy B. Taylor                       Accounting Officer)

                         FORM 1O-K ITEM 14A (1) AND (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                   PAGES
                                                                   -----
Report of Independent Auditors...................................    29
Consolidated Statements of Operations for Each of the Three Years
  in the Period Ended December 31, 1994..........................    30
Consolidated Balance Sheets, December 31, 1994 and 1993..........    31
Consolidated Statements of Cash Flows for Each of the Three Years
  in the Period Ended December 31, 1994..........................    32
Consolidated Statements of Changes in Shareholders' Equity
  for Each of the Three Years in the Period Ended
  December 31, 1994..............................................    33
Notes to Consolidated Financial Statements.......................    34

Schedule:
  For Each of the Three Years in the Period Ended December 31, 1994:

       II    Valuation and Qualifying Accounts...................    53

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

                         REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLIFFS DRILLING COMPANY

     We have audited the accompanying consolidated balance sheets of Cliffs Drilling Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Houston, Texas
February 17, 1995

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1994           1993           1992
                                                          --------       --------       --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
REVENUES:
  Revenues..............................................  $ 81,508       $ 64,936       $ 76,838
  Income from Equity Investments........................     2,185            602             --
                                                          --------       --------       --------
                                                            83,693         65,538         76,838

COSTS AND EXPENSES:
  Operating Expenses....................................    50,635         34,983         57,505
  Depreciation, Depletion and Amortization..............    14,008         17,438         12,883
  Contract Termination Provision........................     5,193            577             --
  Writedown in Carrying Value of Oil and Gas
     Properties.........................................        --             --          1,500
  Exploration Costs.....................................       272            188            141
  General and Administrative Expense....................     5,114          4,807          4,512
                                                          --------       --------       --------
                                                            75,222         57,993         76,541
                                                          --------       --------       --------

OPERATING INCOME........................................     8,471          7,545            297
OTHER INCOME (EXPENSE):
  Litigation Settlement and Expenses....................        --         (3,703)            --
  Gain on Disposition of Assets.........................       665          2,016          4,965
  Interest Income.......................................       815            858            139
  Interest Expense......................................      (826)        (1,356)        (1,365)
  Exchange Rate Loss....................................    (1,168)          (443)          (132)
  Other, net............................................    (1,111)          (606)          (886)
                                                          --------       --------       --------
INCOME BEFORE INCOME TAXES..............................     6,846          4,311          3,018
INCOME TAX EXPENSE......................................       790            685             --
                                                          --------       --------       --------
NET INCOME..............................................     6,056          3,626          3,018
DIVIDENDS APPLICABLE TO PREFERRED STOCK.................    (2,659)        (2,659)        (2,659)
                                                          --------       --------       --------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT
  SHARES................................................  $  3,397       $    967       $    359
                                                          ========       ========       ========
NET INCOME PER SHARE:
  Primary...............................................  $   0.80       $   0.21       $   0.11
                                                          ========       ========       ========
  Assuming Full Dilution................................  $   0.80       $   0.21       $   0.11
                                                          ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING:
  Primary...............................................     4,223          4,514          3,257
                                                          ========       ========       ========
  Assuming Full Dilution................................     4,223          4,514          3,257
                                                          ========       ========       ========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                       1994          1993
                                                                     ---------     ---------
                                                                         (IN THOUSANDS)
                              ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents........................................  $  11,320     $  10,615
  Accounts Receivable, net of allowance for doubtful accounts of
     $408 and $697 at December 31, 1994 and 1993, respectively.....      8,499        15,743
  Notes and Other Receivables -- Current...........................      2,366         3,812
  Inventories......................................................      5,726         2,478
  Drilling Contracts in Progress...................................      5,074           485
  Prepaid Insurance................................................        577         1,098
  Other Prepaid Expenses...........................................      5,486         3,798
                                                                     ---------     ---------
          Total Current Assets.....................................     39,048        38,029
PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment.......................................    148,085       168,059
  Oil and Gas Properties ("successful efforts" method).............     22,699        24,888
  Other............................................................      3,079         2,534
                                                                     ---------     ---------
                                                                       173,863       195,481
  Less: Accumulated Depreciation, Depletion and Amortization.......   (102,615)     (108,975)
                                                                     ---------     ---------
         Net Property and Equipment................................     71,248        86,506
NOTES AND OTHER RECEIVABLES -- LONG-TERM...........................      5,017         7,044
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES...........      4,036         1,852
OTHER ASSETS.......................................................        818            92
                                                                     ---------     ---------
          TOTAL ASSETS.............................................  $ 120,167     $ 133,523
                                                                     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable.................................................  $  14,808     $   8,679
  Accrued Expenses, Including Interest.............................      4,909         7,248
  Accrued Litigation Settlement and Expenses.......................         --         1,700
                                                                     ---------     ---------
          Total Current Liabilities................................     19,717        17,627
NOTES PAYABLE -- LONG-TERM.........................................         --        13,108
OTHER LIABILITIES..................................................        516           659
DEFERRED INCOME....................................................        303           885

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
  $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000
     shares authorized; 1,150,000 shares issued and outstanding at
     December 31, 1994 and 1993, respectively ($28,750
     liquidation value)............................................     28,750        28,750
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 15,000,000 shares authorized;
     4,518,104 shares issued and 4,089,447 and 4,513,104 shares
     outstanding at December 31, 1994 and 1993, respectively.......         45            45
  Paid-In Capital..................................................     99,135        99,133
  Retained Earnings (Deficit)......................................    (22,895)      (26,292)
  Less: Notes Receivable from Officers for Restricted Stock........       (232)         (232)
         Restricted Stock..........................................        (57)         (103)
         Treasury Stock, at cost, 428,657 and 5,000 shares at
            December 31, 1994 and 1993, respectively...............     (5,115)          (57)
                                                                     ---------     ---------
          Total Shareholders' Equity...............................     70,881        72,494
                                                                     ---------     ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............  $ 120,167     $ 133,523
                                                                     ==========    ==========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1994         1993         1992
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income...............................................   $   6,056    $   3,626    $   3,018
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
     BY (USED IN) OPERATING ACTIVITIES:
     Depreciation, Depletion and Amortization..............      14,008       17,438       12,883
     Contract Termination Provision........................       5,193          577           --
     Writedown in Carrying Value of Oil and Gas
       Properties..........................................          --           --        1,500
     Mobilization Expense Amortization.....................         544        1,930        1,846
     Litigation Settlement and Expenses....................          --        3,703           --
     Gain on Disposition of Assets.........................        (665)      (2,016)      (4,965)
     Other.................................................        (829)        (232)         638
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable.................................       9,690         (853)      (3,153)
       Inventories.........................................      (3,597)        (487)         (53)
       Drilling Contracts in Progress......................      (4,722)         682        4,405
       Prepaid Expenses and Other Current Assets...........      (1,583)      (1,472)       3,155
       Investments in and Advances to Unconsolidated
          Affiliates.......................................      (2,184)      (1,852)          --
       Other Assets........................................        (854)         (13)         (72)
       Accounts Payable and Other Accrued Liabilities......       2,667       (3,810)      (9,393)
       Deferred Income.....................................          --           --       (1,718)
                                                              ---------    ---------    ---------
          Net Cash Provided By Operating Activities........      23,724       17,221        8,091
INVESTING ACTIVITIES:
  Capital Expenditures.....................................      (9,100)     (12,668)     (21,878)
  Proceeds from Sale of Property and Equipment.............       5,917        6,847          335
  Insurance Proceeds from Loss of Rig and Related
     Equipment.............................................          --           --       10,000
  Collection of Notes Receivable...........................       1,027        1,456           --
                                                              ---------    ---------    ---------
          Net Cash Used In Investing Activities............      (2,156)      (4,365)     (11,543)
FINANCING ACTIVITIES:
  Proceeds from Borrowings.................................      17,000           --       12,500
  Payments on Borrowings...................................     (30,108)     (15,240)     (11,152)
  Payments Under Capital Lease Obligations.................          --           --       (2,682)
  Acquisition of Treasury Stock............................      (5,096)         (57)          --
  Proceeds from Issuance of Common Stock...................          --           18       18,416
  Preferred Stock Dividends................................      (2,659)      (2,659)      (2,659)
                                                              ---------    ---------    ---------
          Net Cash Provided By (Used In) Financing
            Activities.....................................     (20,863)     (17,938)      14,423
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......         705       (5,082)      10,971
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD................................................      10,615       15,697        4,726
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................   $  11,320    $  10,615    $  15,697
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   NOTES
                                                                   RECEIVABLE
                                                                    FROM
                                                                   OFFICERS
                                                       RETAINED     FOR
                                    COMMON   PAID-IN   EARNINGS    RESTRICTED RESTRICTED TREASURY
                                    STOCK    CAPITAL   (DEFICIT)   STOCK      STOCK       STOCK
                                    ------   -------   --------    ------     ------     -------
                                                           (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1991.......  $ 30    $80,409   $(27,618)   $   --     $ (592)    $    --
  Net Income.......................    --         --      3,018        --         --          --
  Common Stock Issuance............    15     18,401         --        --         --          --
  Restricted Stock Issuance........    --        232         --      (232)        --          --
  Preferred Stock Dividends
     Declared......................    --         --     (2,659)       --         --          --
  Amortization of Restricted
     Stock.........................    --         --         --        --        442          --
                                    ------   -------   --------    ------     ------     -------
BALANCE AT DECEMBER 31, 1992.......    45     99,042    (27,259)     (232)      (150)         --
                                    =======  ========  =========   ======     ======     ========
  Net Income.......................    --         --      3,626        --         --          --
  Stock Options Exercised..........    --         18         --        --         --          --
  Restricted Stock Issuance........    --         73         --        --        (73)         --
  Treasury Stock Acquired..........    --         --         --        --         --         (57)
  Preferred Stock Dividends
     Declared......................    --         --     (2,659)       --         --          --
  Amortization of Restricted
     Stock.........................    --         --         --        --        120          --
                                    ------   -------   --------    ------     ------     -------
BALANCE AT DECEMBER 31, 1993.......    45     99,133    (26,292)     (232)      (103)        (57)
                                    =======  ========  =========   ======     ======     ========
  Net Income.......................    --         --      6,056        --         --          --
  Treasury Stock Acquired..........    --         --         --        --         --      (5,096)
  Preferred Stock Dividends
     Declared......................    --         --     (2,659)       --         --          --
  Amortization of Restricted
     Stock.........................    --         --         --        --         46          --
  Employer Contributions to 401(k)
     Savings Plan..................    --          2         --        --         --          38
                                    ------   -------   --------    ------     ------     -------
BALANCE AT DECEMBER 31, 1994.......  $ 45    $99,135   $(22,895)   $ (232)    $  (57)    $(5,115)
                                    =======  ========  =========   ======     ======     ========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Corporate Structure

     On June 21, 1988, Cliffs Drilling Company (the "Company") became a separate publicly-owned company as a result of the spin-off of the Company to shareholders of Cleveland-Cliffs Inc ("Cleveland"). These statements include the activities of the Company's wholly-owned subsidiaries, Cliffs Oil and Gas Company ("COGC") and Cliffs Drilling International, Inc. ("International") and the Company's Venezuelan activities, which are organized as a foreign branch.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Activities of the Venezuelan branch are also recorded in the accounts of the Company. The Company's one-third ( 1/3) interest in the operations of Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture consisting of International, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A. de C.V., has been accounted for under the equity method. The Company's interest in the operations of Cliffs-Neddrill Turnkey International ("CNTI"), a 50/50 joint venture between the Company and Neddrill Nederland B.V. of the Netherlands ("Neddrill") has been accounted for under the equity method. All significant intercompany transactions and balances are eliminated in consolidation.

  Cash and Cash Equivalents

     The Company's policy is to invest cash in short-term investments. Uninvested cash balances are kept at minimum levels. Investments are valued at cost, which approximates market. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

  Inventories

     Inventories, consisting principally of tubular goods consumed in turnkey drilling operations and spare drilling parts, are carried at cost, specific identification method.

  Drilling Contracts in Progress

     The Company recognizes revenues and expenses related to its turnkey drilling contracts when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in-progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is realized. The amount of drilling contracts in progress is dependent on the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are anticipated.

  Revenue Recognition

     The Company recognizes revenues from its daywork drilling and MOPU operations based upon the contracted daily rate multiplied by the number of operating days in the period. Turnkey drilling contract revenues are recognized when all terms and conditions of the contract have been fulfilled. The Company recognizes oil and gas revenues from its interests in producing wells based upon the sales method.

                            CLIFFS DRILLING COMPANY

     Each of the 3 MOPUs which worked in Venezuela had an initial contract term of two years expiring in 1994, subject to certain buyout options. The buyout options could have been exercised at any time during the contract term. Because the Company believed there was a reasonable likelihood that the buyout options on 2 of the units would be exercised in 1994, the Company deferred income recognition on these 2 units to the extent of potential losses that could occur upon exercise of the options. The deferral of income recognition is reflected as "Contract Termination Provision" in the Consolidated Statements of Operations and was reflected in "Deferred Income" in the Consolidated Balance Sheets until the 2 MOPUs were sold during December, 1994.

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

     Cost and accumulated depreciation, depletion and amortization are removed from the accounts when assets are sold or retired and the resulting gains or losses are included in the Consolidated Statements of Operations.

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

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Deferred income taxes are provided

                            CLIFFS DRILLING COMPANY
on items recognized in different periods for financial and tax reporting purposes. See Note 6 of Notes to Consolidated Financial Statements.

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

  Concentration of Credit Risk

     The market for the Company's services is the oil and gas industry, and the Company's customers consist primarily of integrated and government-owned international oil companies and independent oil and gas producers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary. Accordingly, management considers such credit risk to be limited.

  Change in Presentation

     Certain financial statement items have been reclassified in prior years to make them conform with the current year presentation.

2. PROCEEDS-OF-PRODUCTION DRILLING PROGRAM AND NOTES AND OTHER
   RECEIVABLES -- CURRENT AND LONG-TERM

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

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds generated from the proceeds-of-production drilling program for an aggregate sales price of $13,500,000, consisting of $5,000,000 in cash and $8,500,000 in notes. The first note has a face amount of $1,000,000, bears interest at the base rate on corporate loans as quoted by the Wall Street Journal, and is due on or before December 31, 1995. Interest is due and payable semi-annually and commenced June 30, 1993. The second note

                            CLIFFS DRILLING COMPANY
has a face amount of $7,500,000, bears interest at the base rate on corporate loans as quoted by the Wall Street Journal plus one and one-half percent
(1 1/2%), and matures on January 1, 1998. Principal and interest on the $7,500,000 note is payable on a monthly basis solely from the proceeds of the oil and gas production payment which secures the note. No net gain or loss on the sale was recorded for financial reporting purposes.

3. PROPERTY AND EQUIPMENT

     Buyout options on 2 MOPUs which previously worked in Venezuela were exercised by the charterer during the fourth quarter of 1994. The Company received total proceeds of $4,000,000 for the 2 units in December, 1994. No net gain or loss on sale was recognized for financial reporting purposes.

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds for an aggregate sales price of $13,500,000.

     During the fourth quarter of 1992, the Company purchased 5 jack-up drilling rigs for $6,000,000 in cash. The Company converted 2 of the 5 rigs to MOPUs, converted one to a mobile offshore supply unit for use in the Bay of Campeche, Mexico, mobilized one unit to the Bay of Tampico, Mexico in February, 1994, to drill turnkey wells during 1994, and bareboat chartered the other unit in 1994 to a third party for use as a workover rig in the U.S. Gulf of Mexico.

     On October 31, 1991, the Company purchased 3 jack-up drilling rigs from Chiles Offshore Corporation for $15,500,000 in cash. The Company completed the process of refurbishing and converting the rigs for operation as portable compression units in Lake Maracaibo, Venezuela in 1992. The 3 units were contracted to Dresser-Rand Company ("Dresser-Rand") and mobilized to Venezuela. Expenditures made in 1991 to acquire and modify the rigs, in addition to the associated financing costs, were included in ClP until the units became operational. No interest was capitalized during the years ended December 31, 1994 and 1993. Total interest capitalized during the year ended December 31, 1992 was $1,278,000. Costs to mobilize the rigs to Venezuela were reimbursed to the Company by Dresser-Rand.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     CNCTI was awarded a contract for one turnkey bid package to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. CNCTI was subsequently awarded 2 turnkey bid packages for 2 wells each in the Bay of Campeche and the Bay of Tampico, Mexico. Five and 2 turnkey contracts were completed by CNCTI in 1994 and 1993, respectively, and were recorded under the equity method. The following information summarizes the unaudited Statements of Operations and Balance Sheets of CNCTI:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1994         1993         1992
                                                          --------     --------     --------
                                                                    (IN THOUSANDS)
                                                                     (UNAUDITED)
    Revenues............................................  $ 66,717     $ 23,718     $     --
    Operating expenses..................................    58,338       21,518           --
                                                          --------     --------     --------
              Operating income..........................     8,379        2,200           --
    Other, net..........................................    (1,525)        (395)          --
                                                          --------     --------     --------
         Net income.....................................  $  6,854     $  1,805     $     --
                                                          ========     ========     ========

                            CLIFFS DRILLING COMPANY

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
                                                                          (UNAUDITED)
    Current assets.................................................  $ 31,148     $ 13,739
    Noncurrent assets..............................................       225          209
                                                                     --------     --------
              Total assets.........................................  $ 31,373     $ 13,948
                                                                     ========     ========
    Current liabilities............................................  $ 17,532     $  7,943
    Noncurrent liabilities.........................................     1,433          450
    Equity.........................................................    12,408        5,555
                                                                     --------     --------
              Total liabilities and equity.........................  $ 31,373     $ 13,948
                                                                     ========     ========

5. NOTES PAYABLE

     In conjunction with the acquisition of 3 jack-up rigs and the related Dresser-Rand contracts, the Company entered into an interim financing agreement with NMB Postbank Groep N.V., now known as Internationale Nederlanden (U.S.) Capital Corporation ("INCC"), on October 31, 1991. The interim financing provided $20,000,000 in available funding for the purchase, construction, modification, mobilization and interest carry on the 3 jack-up rigs ("Term Loan") and $10,000,000 in a working capital credit facility. On December 16, 1991, a permanent facility replaced the interim agreement and increased the amount available under the Term Loan to $30,000,000.

     The Company executed the Second Restated Credit Agreement with INCC during the first quarter of 1994, thereby converting its $10,000,000 working capital credit facility to a $20,000,000 revolving line of credit subject to certain borrowing base limitations.

     For the $30,000,000 Term Loan, the Company paid a fee equal to two percent (2%) of the facility. The Company paid interest on the advances at either two percent (2%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or INCC's prime rate; or at the adjusted LIBOR rate plus three and three-quarters percent (3 3/4%) per annum during the period prior to commencement of payments on all three charters from Dresser-Rand, ("Mobilization Period") and, thereafter, at one percent (1%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or INCC's prime rate; or at the adjusted LIBOR rate plus two and three-quarters percent (2 3/4%) per annum. Eighty-five percent (85%) of the cash flow attributable to the contracts for the Company's 3 MOPUs working in Venezuela was dedicated to debt repayment under the contracts and loan agreements relating to such MOPUs. In addition, both notes were secured by an assignment of the revenues due under the contract with Dresser-Rand. The Company paid the outstanding balance under the Term Loan in October, 1994.

     All advances to the Company from the $20,000,000 revolving line of credit bear interest at three-quarters of one percent ( 3/4%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or a referenced average prime rate; or at the adjusted LlBOR rate plus two and one-half percent (2 1/2%) per annum. The foregoing rates are subject to an increase of one-half percent ( 1/2%) in the event certain financial thresholds are exceeded. The Company is also obligated to pay INCC (i) a commitment fee equal to one-half percent ( 1/2%) per annum on the average daily unadvanced portion of the commitments and (ii) a letter of credit fee of two percent (2%) per annum on the average daily undrawn and unexpired amount of each letter of credit during the period that sum remains outstanding. The revolving line of credit matures on January 1, 1996. At December 31, 1994, the Company had no outstanding borrowings on the $20,000,000 revolving line of credit.

                            CLIFFS DRILLING COMPANY

     The revolving line of credit note is secured by accounts receivable, certain oil and gas properties, and a first preferred fleet mortgage on a majority of the Company's rig inventory. Under the Second Restated Credit Agreement with INCC, as amended, the Company is required to comply with various covenants including, but not limited to, the maintenance of various financial ratios, and is restricted from declaring, making, or paying any dividends on the Common Stock.

     Interest payments on all indebtedness amounted to $919,000, $1,536,000 and $2,623,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

6. INCOME TAXES

     The Company incurred net operating losses in prior years resulting in tax net operating loss carryforwards. The total carryforward is available to offset taxable income in future years. At December 31, 1994, the net operating loss carryforward is $8,607,000 for regular tax purposes. The Company also has a percentage depletion carryover to 1995 of approximately $1,937,000. The majority of these amounts have been realized in the financial statements as a reduction of deferred taxes. In addition, the Company has $1,394,000 of unused investment tax credit carryforwards and $2,186,000 of foreign tax credit carryforwards at December 31, 1994. These carryforwards are available for use by the Company through the following expiration dates:

                                                                                 ALTERNATIVE
                                                     UNUSED      REGULAR TAX     MINIMUM TAX
                                          FOREIGN  INVESTMENT   NET OPERATING   NET OPERATING
                                           TAX        TAX           LOSS            LOSS
                                          CREDITS  CREDITS(1)   CARRYFORWARDS   CARRYFORWARDS
                                          ------   ----------   -------------   -------------
                                          (IN THOUSANDS)
        1995............................  $   --     $  482        $    --         $    --
        1996............................      --        741             --              --
        1997 - 2009.....................   2,186        171          8,607           8,947
                                          ------   ----------   -------------   -------------
                  Total.................  $2,186     $1,394        $ 8,607         $ 8,947
                                          ======   =========    ===========     ===========

- ---------------
(1) The investment tax credits reflect the 35% reduction required by the Tax Reform Act of 1986.

     The Company provided for $790,000 of income taxes for the year ended December 31, 1994. This amount is comprised of a current provision of $1,190,000 for the taxes paid in foreign jurisdictions and a deferred tax benefit of $400,000 for alternative minimum taxes paid in prior years

                            CLIFFS DRILLING COMPANY
which are available as credits indefinitely against regular tax liabilities. The significant components of deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                                 -------------------
                                                                  1994        1993
                                                                 -------     -------
                                                                   (IN THOUSANDS)
        Deferred tax liabilities:
          Tax over book depreciation...........................  $ 9,575     $ 9,270
          Safe harbor lease income.............................    1,868       3,024
                                                                 -------     -------
                  Total deferred tax liabilities...............   11,443      12,294
                                                                 -------     -------
        Deferred tax assets:
          Net operating loss carryforwards.....................    3,012       2,613
          Safe harbor lease expense............................    6,591       8,615
          Unused investment tax credits........................    1,394       2,353
          Percentage depletion carryforward....................      678         172
          Charitable contribution carryforward.................       --           8
          Minimum tax credits..................................      400         475
          Foreign tax credits..................................    2,186         210
          Other, net...........................................      259         991
                                                                 -------     -------
                  Total deferred tax assets....................   14,520      15,437
        Valuation allowance for deferred tax assets............   (2,677)     (3,143)
                                                                 -------     -------
          Net deferred tax assets..............................   11,843      12,294
                                                                 -------     -------
                  Net..........................................  $   400     $    --
                                                                 ========    ========

     For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                             FOR THE YEAR ENDED DECEMBER
                                                                         31,
                                                            -----------------------------
                                                             1994       1993        1992
                                                            ------     -------     ------
                                                            (IN THOUSANDS)
    Income (loss) before income taxes:
      United States.......................................  $  807     $(6,348)    $  138
      Foreign.............................................   6,039      10,659      2,880
                                                            ------     -------     ------
              Total.......................................  $6,846     $ 4,311     $3,018
                                                            ======     ========    ======

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                             FOR THE YEAR ENDED DECEMBER
                                                                         31,
                                                             ----------------------------
                                                              1994       1993       1992
                                                             ------     ------     ------
                                                             (IN THOUSANDS)
    Current:
      United States........................................  $   --     $  475     $   --
      Foreign..............................................   1,190        210         --
    Deferred:
      United States........................................    (400)        --         --
      Foreign..............................................      --         --         --
                                                             ------     ------     ------
              Total........................................  $  790     $  685     $   --
                                                             ======     ======     ======

                            CLIFFS DRILLING COMPANY

     The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory tax rates to income tax expense is:

                                                             FOR THE YEAR ENDED DECEMBER
                                                                         31,
                                                            -----------------------------
                                                             1994        1993       1992
                                                            -------     ------     ------
                                                                    (IN THOUSANDS)
    Tax at U.S. statutory rates...........................  $ 2,396     $1,466     $1,026
    Tax benefits not recognized due to net operating loss
      carryforwards.......................................       --       (610)      (706)
    Foreign tax provision.................................    1,190        210         --
    Foreign tax credits available.........................   (1,190)        --         --
    Foreign tax credits available from equity
      investments.........................................     (537)        --         --
    Alternative minimum tax provision.....................  -- ....        475         --
    Percentage depletion available........................     (506)        --         --
    Change in valuation allowance.........................     (466)      (912)      (320)
    Other, net............................................      (97)        56         --
                                                            -------     ------     ------
              Income tax expense..........................  $   790     $  685     $   --
                                                            =======     ======     ======

     Income tax payments amounted to $982,000 and $685,000 for the years ended December 31, 1994 and 1993. No income tax payments were made during the year ended December 31, 1992.

7. TAX LEASES

     The Company contracted for the construction of 2 jack-up drilling rigs in the period 1980-1982 at a cost of $65,575,000. For tax purposes, both rigs were sold in 1982 to third parties under lease back terms pursuant to Section 168(f)(8) of the Internal Revenue Code ("Safe Harbor Lease"). Cleveland received a payment in the aggregate of $16,685,000 which represented the investment tax credit and depreciable benefits attributable to the rigs. The interest income and principal due the Company from the third parties is equal to the lease payments by the Company to the third parties throughout the lease term. Cleveland guarantees the Company's obligations to indemnify the tax lessors against loss of tax benefits throughout the lease term ending in 1997.

     The future net tax deductions associated with the Safe Harbor Leases are $3,732,000, $4,644,000 and $5,117,000 for the years 1995, 1996 and 1997, respectively.

8. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan ("401(k) Plan"). Under the 401(k) Plan, an employee who has reached age 21 and completed 90 days of service is eligible to participate in the plan through contributions that range in one percent multiples up to 16% of salary, with a 1994 dollar maximum of $9,240. In addition, the Company contributes (or "matches") on behalf of each participant an amount equal to 100% of the portion of each participant's contribution which does not exceed 6% of the participant's annual salary. Employer contributions for certain highly compensated employees may be further limited through the operation of the non-discrimination requirements found in Sections 401(k) and 401(m) of the Internal Revenue Code.

     Employee contributions can be invested in any or all of 6 investment options in multiples of 5%. Employer contributions are invested in the Company's Common Stock. Employee contributions are 100% vested and non-forfeitable. Employer contributions are subject to a graded vesting schedule, with participants becoming fully vested upon completion of five years employment service with the Company. Distributions from the 401(k) Plan are made upon retirement, death, disability or separation of service. Participants may borrow up to one-half ( 1/2) of their vested interest in the

                            CLIFFS DRILLING COMPANY
plan, limited to a maximum of $50,000. Contributions to the 401(k) Plan and earnings on contributions are not included in a participant's gross income until distributed to the participant. Contributions to the 401(k) Plan by the Company were $302,000, $233,000 and $266,000 for the years 1994, 1993 and 1992, respectively.

9. LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES

     Maturities of obligations under capital leases at December 31, 1991 were $2,682,000. The final payment under the capital lease obligation was made on January 2, 1992.

10. CAPITAL STOCK

     On October 22, 1992, the Company completed a secondary public offering of 1,500,000 shares of common stock at a price to the public of $13.25 per share. The Company received net proceeds of $18,780,000 on October 29, 1992 after deducting underwriting discounts and commissions of $1,095,000, or $0.73 per share. The common stock sold in the public offering has been recorded at par value as Common Stock, with the remainder of the proceeds, after deducting offering costs of $364,000, being recorded as paid-in capital.

     Changes in the number of outstanding shares of the Company's Common Stock are summarized as follows:

        Outstanding Shares at December 31, 1991..........................  2,993,104
          Common Stock issuance..........................................  1,500,000
          Restricted Stock grants, net...................................     17,500
                                                                           ---------
        Outstanding Shares at December 31, 1992..........................  4,510,604
          Stock options exercised........................................      1,500
          Restricted Stock grants........................................      6,000
          Treasury Stock acquired........................................     (5,000)
                                                                           ---------
        Outstanding Shares at December 31, 1993..........................  4,513,104
          Treasury Stock contributed to employee savings plan............      3,343
          Treasury Stock acquired........................................   (427,000)
                                                                           ---------
        Outstanding Shares at December 31, 1994..........................  4,089,447
                                                                           =========

     The Company has an Incentive Equity Plan under which stock options, stock appreciation rights, restricted and deferred stock awards relating to the Company's Common Stock may be awarded to officers, directors and key employees. The Company's Incentive Equity Plan is designed to attract and reward key executive personnel. The stock options granted under this plan expire not more than ten years from the date of grant.

     At December 31, 1994, the following options were outstanding and exercisable:

  SHARES          SHARES            EXERCISE
OUTSTANDING     EXERCISABLE     PRICE (PER SHARE)
- -----------     -----------     -----------------
    5,000           5,000         $11.00-$11.99
   84,500          39,500         $12.00-$12.99
  122,100         120,850         $13.00-$13.99
   50,600          50,600         $14.00-$14.99
  -------         -------
  262,200         215,950
  =======         =======

                            CLIFFS DRILLING COMPANY

     Options for 1,500 shares were exercised during 1993 while no options were exercised in 1994 or 1992, respectively.

     The Company's Board of Directors has awarded restricted stock to the Company's officers and key employees as follows:

                                                                SHARES        SHARES
                                 YEAR                           AWARDED     OUTSTANDING
        ------------------------------------------------------  -------     -----------
        1988..................................................  34,600         34,600
        1989..................................................  41,300         38,675
        1990..................................................  30,400         30,400
        1991..................................................   2,000          2,000
        1992..................................................      --             --
        1993..................................................   6,000          6,000
        1994..................................................      --             --

     Restrictions on the 1988 award lapsed with respect to 20% of the entire award after one year and after each of the succeeding 4 years. Restrictions lapse with respect to 25% of the entire award after one year and after each of the succeeding 3 years for all other awards. Expense related to amortization of the restricted stock was $46,000, $120,000 and $442,000 for the years 1994, 1993, and 1992, respectively.

     Deferred compensation expense relative to non-vested shares of restricted stock, measured by the market value of the stock on the date of grant, is being amortized on a straight-line basis over the restriction period. The unamortized deferred compensation expense, which has been deducted from equity in the Consolidated Balance Sheets, amounted to $57,000 and $103,000 at December 31, 1994 and 1993, respectively.

     Effective December 31, 1992, the Company's Board of Directors approved the sale of 17,500 shares of restricted Common Stock to certain key executives. The price paid for the restricted stock was $13.25 per share. The Company extended full recourse, interest-bearing loans to the key executives in the aggregate amount of $232,000. The promissory notes bear interest at seven and one-half percent (7 1/2%) per annum payable quarterly as it accrues on the last day of March, June, September and December until the notes are due on December 31, 1997. Additional shares of deferred stock will be awarded on December 31, 1997 if certain performance criteria are attained by the Company. Compensation expense related to the deferred stock awards will be accrued in future years if it becomes probable the Company performance criteria will be met. No such compensation expense was accrued during the years ended December 31, 1994 and 1993.

11. REDEEMABLE PREFERRED STOCK

     The Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25.93 per share if redeemed prior to September 15, 1995, and at prices decreasing ratably annually to $25 per share from and after September 15, 1998, plus accrued and unpaid dividends to the redemption date. Any such non-mandatory redemption would be subject to INCC approval according to the terms of the Second Restated Credit Agreement. Dividends on the Preferred Stock are cumulative from the date of first issuance and are payable quarterly at the rate of $2.3125 per share per annum. Pursuant to the Second Restated Credit Agreement, dividends on Preferred Stock cannot exceed the current dividend rate per share without the consent of INCC.

     In case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Preferred Stock are entitled to receive a liquidation preference of $25 per share

                            CLIFFS DRILLING COMPANY
plus an amount equal to any accrued but unpaid dividends to the payment date. The Preferred Stock is also exchangeable in whole, but not in part, at the option of the Company on any dividend payment date for nine and one-quarter percent (9 1/4%) Convertible Subordinated Debentures due 2013. The Preferred Stock is convertible into Common Stock of the Company at the initial conversion rate of 1.89394 shares of Common Stock for each share of Preferred Stock, subject to adjustment under certain circumstances. The Preferred Stock has no voting rights except as described below or as required by law.

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

                            CLIFFS DRILLING COMPANY

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its headquarters office, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $583,000, $656,000 and $576,000 for the years ended 1994, 1993 and 1992, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 1994 for the following five years are $667,000, $510,000, $515,000, $545,000 and $555,000, respectively, and $693,000 thereafter.

     In conjunction with the return to Loews San Antonio Hotel Corporation, now known as Diamond Offshore Company ("Diamond M"), of 3 offshore drilling rigs under long-term charters, a dispute existed as to whether or not the Company complied with the terms of the charters regarding maintenance and repair of the rigs during the charter period, as well as the condition of the rigs upon redelivery. Diamond M withheld payment of $1,700,000 in notes payable to the Company, representing a part of the purchase price for the subject rigs. Diamond M also claimed additional damages associated with repairs to the drilling rigs. In June, 1993, a partial summary judgment awarded the Company $1,800,000, together with interest and attorneys fees, for the notes payable owed by Diamond M to the Company, offset by certain charter hire payments due Diamond M. Following a trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division, awarding Diamond M $3,500,000, plus court costs, offset by the partial summary judgment of $1,800,000. The Company reported this litigation settlement and expenses in the Consolidated Statements of Operations during the fourth quarter of 1993. The Company paid Diamond M $1,700,000 in February, 1994, as a final settlement of all disputed issues.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

13. BUSINESS SEGMENTS

     During the three years ended December 31, 1994, the Company conducted the following business activities:

          Daywork Drilling -- domestic and foreign drilling of oil and gas wells on a dayrate basis for major and independent oil and gas companies on land, inland waters and offshore.

          Engineering Services -- domestic and foreign drilling of oil and gas wells on a turnkey basis for major and independent oil and gas companies on land, inland waters and offshore and foreign well engineering and management services.

          MOPU Operations -- domestic and foreign operation of mobile offshore production units on a dayrate basis for major and independent oil and gas companies.

          Oil and Gas -- domestic exploration, development and production of hydrocarbon reserves.

                            CLIFFS DRILLING COMPANY

                                               OPERATING                                 DEPRECIATION,
                                                INCOME     IDENTIFIABLE     CAPITAL      DEPLETION AND
                                    REVENUES    (LOSS)        ASSETS      EXPENDITURES   AMORTIZATION
                                    --------   ---------   ------------   ------------   -------------
                                                              (IN THOUSANDS)
    December 31, 1994
      Daywork Drilling............  $32,481     $ 7,100      $ 64,004       $  5,692        $ 6,535
      Engineering Services........   36,079       3,581        19,195             --             18
      MOPU Operations.............   16,020       4,415        31,854          3,263          4,617
      Oil and Gas.................    2,470      (1,439)        5,115            146          2,785
      Corporate Office............       --      (5,184)           --             --             70
      Eliminations................   (3,357)         (2)           (1)            (1)           (17)
                                    -------     -------      --------       --------        -------
      Consolidated................  $83,693     $ 8,471      $120,167       $  9,100        $14,008
                                    =======     =======      ========       ========        =======
    December 31, 1993
      Daywork Drilling............  $22,218     $  (515)     $ 63,360       $  1,576        $ 6,304
      Engineering Services........   16,961       1,685        10,625             --              1
      MOPU Operations.............   21,673      13,566        49,487          9,494          5,523
      Oil and Gas.................    4,686      (2,303)       10,051          1,598          5,529
      Corporate Office............       --      (4,888)           --             --             81
                                    -------     -------      --------       --------        -------
      Consolidated................  $65,538     $ 7,545      $133,523       $ 12,668        $17,438
                                    =======     =======      ========       ========        =======
    December 31, 1992
      Daywork Drilling............  $26,923     $(2,607)     $ 78,304       $    391        $ 8,002
      Engineering Services........   37,014       2,720         9,494             --            321
      MOPU Operations.............    9,178       6,466        47,428         16,025          2,230
      Oil and Gas.................    3,723      (1,770)       14,977          5,462          2,330
      Corporate Office............       --      (4,512)           --             --             --
                                    -------     -------      --------       --------        -------
      Consolidated................  $76,838     $   297      $150,203       $ 21,878        $12,883
                                    =======     =======      ========       ========        =======

     Intersegment sales were $3,357,000, $147,000 and $3,082,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Such intersegment sales were accounted for at prices comparable to unaffiliated customer sales.

     Identifiable assets by industry segment include assets directly identified with those operations.

     The Company derived a significant amount of its revenues from a few customers in each of the three years ended December 31, 1994. The following table summarizes information with respect to these major customers.

                            CLIFFS DRILLING COMPANY

                                                                                    % OF
                                                  REPORTING                     CONSOLIDATED
             CUSTOMER                              SEGMENT                        REVENUES
    ---------------------------  -------------------------------------------    ------------
    December 31, 1994
      Corpoven, S.A............  Daywork Drilling and Engineering Services           32%
      Maraven, S.A.............  Daywork Drilling                                    18%
      Dresser-Rand.............  MOPU Operations                                     14%
      CNCTI....................  Daywork Drilling and Engineering Services           14%
    December 31, 1993
      Dresser-Rand.............  MOPU Operations                                     29%
      Maraven, S.A.............  Daywork Drilling                                    24%
      Marathon Oil Company.....  Engineering Services                                10%
    December 31, 1992
      Maraven, S.A.............  Daywork Drilling                                    20%
      Marathon Oil Company.....  Engineering Services                                16%

14. DISTRIBUTION OF EARNINGS AND ASSETS

     The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area.

                                                UNITED      SOUTH
                                                STATES     AMERICA    MEXICO      TOTAL
                                                -------    -------    -------    --------
                                                             (IN THOUSANDS)
    December 31, 1994
      Revenues................................. $18,092    $53,816    $11,785    $ 83,693
                                                ========   ========   ========   =========
      Operating Income......................... $ 1,523    $ 4,417    $ 7,645    $ 13,585
                                                ========   ========   ========
           Corporate Overhead..................                                    (5,114)
                                                                                 --------
                                                                                 $  8,471
                                                                                 =========
      Identifiable Assets at December 31,
         1994.................................. $55,034    $53,623    $11,510    $120,167
                                                ========   ========   ========   =========
    December 31, 1993
      Revenues................................. $23,579    $40,361    $ 1,598    $ 65,538
                                                ========   ========   ========   =========
      Operating Income (Loss).................. $(3,062)   $13,965    $ 1,449      12,352
                                                ========   ========   ========
           Corporate Overhead..................                                    (4,807)
                                                                                 --------
                                                                                 $  7,545
                                                                                 =========
      Identifiable Assets at December 31,
         1993.................................. $55,797    $73,657    $ 4,069    $133,523
                                                ========   ========   ========   =========
    December 31, 1992
      Revenues................................. $48,013    $28,825    $    --    $ 76,838
                                                ========   ========   ========   =========
      Operating Income (Loss).................. $  (701)   $ 5,510    $    --       4,809
                                                ========   ========   ========
           Corporate Overhead..................                                    (4,512)
                                                                                 --------
                                                                                 $    297
                                                                                 =========
      Identifiable Assets at December 31,
         1992.................................. $59,363    $90,840    $    --    $150,203
                                                ========   ========   ========   =========

                            CLIFFS DRILLING COMPANY

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for years ended December 31, 1994, 1993 and 1992 are summarized as follows:

                                                            (UNAUDITED)
                                                       FOR THE QUARTER ENDED
                                     ----------------------------------------------------------
                                     MARCH 31,     JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                     ---------     ---------     -------------     ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1994:
Revenues............................ $ 16,477      $  16,547       $  25,550         $ 25,119
Operating Income....................    2,333          2,545           2,003            1,590
Net Income..........................    1,420          1,518           2,004            1,114
Net Income Applicable to Common and
  Common Equivalent Shares..........      755            853           1,339              450
Net Income per Share:
  Primary........................... $   0.17      $    0.20       $    0.32         $   0.11
  Assuming Full Dilution............ $   0.17      $    0.20       $    0.32         $   0.11

1993:
Revenues............................ $ 17,817      $  12,219       $  18,229         $ 17,273
Operating Income....................    1,178          2,415           2,344            1,608
Net Income (Loss)...................    1,094          2,035           2,159           (1,662)(1)
Net Income (Loss) Applicable to
  Common and Common Equivalent
  Shares............................      429          1,370           1,494           (2,326)(1)
Net Income (Loss) per Share:
  Primary........................... $   0.10      $    0.30       $    0.33         $  (0.52)(1)
  Assuming Full Dilution............ $   0.10      $    0.30       $    0.32         $  (0.52)(1)

1992:
Revenues............................ $ 20,352      $  17,477       $  16,044         $ 22,965
Operating Income (Loss).............      516            431            (454)            (196)(2)
Net Income (Loss)...................      337            124           3,683           (1,126)(2)
Net Income (Loss) Applicable to
  Common and Common Equivalent
  Shares............................     (328)          (541)          3,018           (1,790)(2)
Net Income (Loss) per Share:
  Primary........................... $  (0.11)     $   (0.18)      $    1.01         $  (0.44)(2)(3)
  Assuming Full Dilution............ $  (0.11)     $   (0.18)      $    0.71         $  (0.44)(2)(3)

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

                            CLIFFS DRILLING COMPANY

16. SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

     COGC, from time to time, participates as a working interest owner in oil and gas exploration activities when it directly or indirectly results in the award of a drilling contract. The Company's oil and gas operations did not meet applicable disclosure requirements at or for the year ended December 31, 1994.

     A $1,500,000 writedown in the carrying value of oil and gas properties was recorded during the year ended December 31, 1992 due to a decline in estimated future net revenues, caused principally by downward revisions of reserve quantities.

     The aggregate capitalized costs related to the Company's oil and gas exploration and production activities are summarized in the following table:

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1993          1992
                                                                    ---------     --------
                                                                        (IN THOUSANDS)
    Capitalized costs --
      Properties not being amortized..............................  $     476     $    629
      Properties being amortized..................................     24,412       22,661
                                                                    ---------     --------
              Total capitalized costs.............................     24,888       23,290
    Accumulated depreciation, depletion and amortization..........    (13,039)      (7,510)
    Accumulated writedowns in carrying value of oil and gas
      properties..................................................     (5,500)      (5,500)
                                                                    ---------     --------
              Net capitalized costs...............................  $   6,349     $ 10,280
                                                                    =========     ========

     Costs incurred in oil and gas property acquisition, exploration and development activities are summarized as follows:

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1993          1992
                                                                    ---------     --------
                                                                        (IN THOUSANDS)
    Property acquisition costs....................................  $      63     $    638
    Exploration costs.............................................        285          542
    Development costs.............................................      1,250        4,282
                                                                    ---------     --------
              Total costs incurred................................  $   1,598     $  5,462
                                                                    =========     ========

                            CLIFFS DRILLING COMPANY

     The results of operations for oil and gas exploration and production activities are summarized as follows:

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Revenues(1)....................................................  $  4,686     $  3,723
    Production costs...............................................     1,064        1,119
    Exploration costs..............................................       188          141
    Depreciation, depletion and amortization.......................     5,529        2,330
    Writedown in carrying value of oil and gas properties..........        --        1,500
                                                                     --------     --------
                                                                       (2,095)      (1,367)
    Income tax expense (benefit)...................................        --           --
                                                                     --------     --------
      Results of operations from producing activities (excluding
         corporate overhead and interest costs)....................  $ (2,095)    $ (1,367)
                                                                     ========     ========

- ---------------

(1) Includes $63,000 and $158,000 attributable to net profits interests for the years ended December 31, 1993 and 1992, respectively.

     Net quantities of proved reserves, all of which are located in the United States are summarized in the following table:

                                                             OIL AND
                                                           CONDENSATE            NATURAL GAS
                                                              (MBI)                (MMCF)
                                                          -------------       -----------------
                                                          1993     1992        1993       1992
                                                          ----     ----       ------     ------
PROVED RESERVES:
  Beginning of year.....................................  113      193         4,352      4,874
     Effect of Development Agreement....................   (1 )      2           (18)        38
     Revisions of previous estimates....................   37      (36 )         580       (891)
     Extensions and discoveries.........................   19       14            63      1,562
     Production.........................................  (44 )    (60 )      (1,651)    (1,231)
                                                          ----     ----       ------     ------
  End of year...........................................  124      113         3,326      4,352
                                                          ====     ====       ======     ======
PROVED DEVELOPED RESERVES...............................   89       80         3,308      4,336
                                                          ====     ====       ======     ======

                            CLIFFS DRILLING COMPANY

     The standardized measure of discounted future net cash flows and major components of that calculation relating to proved oil and gas reserves are summarized as follows:

                                                                            DECEMBER 31,
                                                                         -------------------
                                                                          1993        1992
                                                                         -------     -------
                                                                           (IN THOUSANDS)
Future cash inflows....................................................  $ 9,642     $11,981
Future costs:
  Production...........................................................   (1,549)     (1,869)
  Development..........................................................     (133)        (48)
                                                                         -------     -------

Future net inflows before income taxes.................................    7,960      10,064
Future income taxes....................................................       --          --
                                                                         -------     -------
Undiscounted future net cash flows.....................................    7,960      10,064
10% annual discount....................................................   (1,622)     (1,362)
                                                                         -------     -------
Standardized measure of discounted future net cash flows...............  $ 6,338     $ 8,702
                                                                         ========    ========

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

     The standardized measure of discounted future net cash flows does not purport to present the fair market value of the Company's oil and gas reserves. A market value determination would include, among other things, anticipated future changes in oil and gas prices and production and development costs; the value of additional estimated reserves, not considered proved at present, which may be recovered as a result of further exploration and development activities; and other business risks.

                            CLIFFS DRILLING COMPANY

     The following are principal sources of changes in the standardized measure of discounted net cash flows:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                                   ---------------------
                                                                    1993          1992
                                                                   -------       -------
                                                                   (IN THOUSANDS)
    STANDARDIZED MEASURE-BEGINNING OF YEAR.......................  $ 8,702       $ 7,204
      Sales, net of production costs.............................   (3,622)       (2,604)
      Effect of Development Agreement............................      (41)           69
      Net changes in sales prices, net of production costs.......     (306)          (23)
      Extensions, discoveries and improved recovery, net of
         future production and development costs.................      267         3,034
      Future development costs incurred..........................       --         1,823
      Revisions of previous quantity estimates...................    1,505        (1,443)
      Accretion of discount......................................      870           720
      Changes in production rates (timing).......................   (1,005)           --
      Other......................................................      (32)          (78)
                                                                   -------       -------
              Net Change.........................................   (2,364)        1,498
                                                                   -------       -------
    STANDARDIZED MEASURE-END OF YEAR.............................  $ 6,338       $ 8,702
                                                                   ========      ========

                                                                     SCHEDULE II

                            CLIFFS DRILLING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                     BALANCE AT  CHARGED                  BALANCE
                                                     BEGINNING   TO COSTS                 AT END
                                                      OF          AND                      OF
                                                     YEAR        EXPENSES    DEDUCTIONS   YEAR
- -----------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
  1994............................................   $ 697       $ 200       $ (489)      $ 408
                                                     =====       =====       ======       =====
  1993............................................   $ 307       $ 390       $   --       $ 697
                                                     =====       =====       ======       =====
  1992............................................   $   7       $ 300       $   --       $ 307
                                                     =====       =====       ======       =====

                                 EXHIBIT INDEX

           2.1     -- Reorganization and Distribution Agreement dated as of June 8, 1988 among
                      Cleveland-Cliffs Inc ("Cleveland"), The Cleveland-Cliffs Iron Company
                      ("Iron"), Cliffs Drilling Company, now Cliffs Resources, Inc. ("
                      Predecessor"), Cliffs Exploration Company, now Cliffs Oil and Gas
                      Company ("COGC"), Cliffs Drilling International, Inc. ("lnternational")
                      and New Cliffs Drilling Company, now Cliffs Drilling Company, the
                      Registrant (the "Company") (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
           3.1     -- Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                      S-1, No. 33-23508, filed under the Securities Act).
           3.2     -- By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
           4.1     -- Certificate of Incorporation of the Company (filed as Exhibit 3.1).
           4.2     -- By-Laws of the Company (filed as Exhibit 3.2).
           4.3     -- Certificate of Designations of the Company's $2.3125 Convertible
                      Exchangeable Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the fiscal year ended December 31, 1988).
           4.4     -- Form of Indenture between the Company and MTrust Corp., N.A., as
                      Trustee, relating to the Company's 9 1/4% Convertible Subordinated
                      Debentures due 2013 (incorporated by reference to Exhibit 4.6 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
           4.5     -- Specimen form of 9 1/4% Convertible Subordinated Debenture due 2013
                      (incorporated by reference to pages 13 to 20 of Exhibit 4.6 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.1     -- Reorganization and Distribution Agreement dated as of June 8, 1988
                      (incorporated by reference to Exhibit 2.1 to the Company's Registration
                      Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.2     -- Tax Sharing Agreement dated as of June 21, 1988 between Cleveland,
                      Predecessor, COGC, International and the Company (incorporated by refer-
                      ence to Exhibit 10.2 to the Company's Registration Statement on Form
                      S-1, No. 33-23508, filed under the Securities Act).
          10.3     -- Benefits Agreement dated as of June 21, 1988 between Cleveland,
                      Predecessor and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.4     -- Drilling Agreement dated January 17, 1986 between Predecessor and Trans-
                      American Natural Gas Corporation, Debtor and Debtor-in-Possession and
                      Certain of its Affiliates (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10, File No. 0-16703).
          10.5     -- Agreement dated April 28, 1987, as amended by Additional Agreements dated August 26, 1987, and February 12, 1988, between Predecessor and
                      Neddrill Nederland B.V. (incorporated by reference to Exhibit 10.7 in the Company's Registration Statement on Form 10, File No. 0-16703).

          10.6     -- Agreement dated June 1, 1990, between International and Neddrill Turnkey
                      Drilling B.V. (incorporated by reference to Exhibit 10.7.3 to the
                      Company's Form 10-K for the fiscal year ended December 31, 1990).
          10.7     -- Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
                      Form S-1, No. 33-23508, filed under the Securities Act).
          10.7.1   -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company 1988
                      Incentive Equity Plan (incorporated by reference to Exhibit 10.7.1 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
          10.7.2   -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling Company 1988
                      Incentive Equity Plan (incorporated by reference to Exhibit 10.7.2 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
          10.8     -- Cliffs Drilling Company Incentive Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, No.
                      33-23508, filed under the Securities Act).
          10.9     -- Cliffs Drilling Company Retention Plan for Salaried Employees
                      (incorporated by reference to Exhibit 10.10 to the Company's
                      Registration Statement on Form S-1, No. 33-23508, filed under the
                      Securities Act).
          10.9.1   -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company
                      Retention Plan for Salaried Employees (incorporated by reference to
                      Exhibit 10.9.1 to the Company's Form 10-K for the fiscal year ended
                      December 31, 1993).
          10.9.2   -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling Company
                      Retention Plan for Salaried Employees (incorporated by reference to
                      Exhibit 10.9.2 to the Company's Form 10-K for the fiscal year ended
                      December 31, 1993).
          10.10    -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.11 to the
                      Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).
          10.11    -- Form of Restricted Stock Award Agreement entered into between the Com-
                      pany and certain key executive officers (incorporated by reference to
                      Exhibit 10.12 to the Company's Registration Statement on Form S-1, No.
                      33-23508, filed under the Securities Act).
          10.11.1  -- Form of Restricted Stock Award Agreement dated as of December 31, 1992 entered into between the Company and certain key executive officers
                      (incorporated by reference to Exhibit 10.10.1 to the Company's Form 10-K for the fiscal year ended December 31, 1992).
          10.11.2  -- Form of Deferred Stock Award Agreement dated as of December 31, 1992 entered into between the Company and certain key executive officers
                      (incorporated by reference to Exhibit 10.11.2 to the Company's Form 10-K for the fiscal year ended December 31, 1993).
          10.12    -- Exploration and Development Agreement dated as of May 25, 1988 among the
                      Company, Mosbacher Offshore, Inc. and COGC (incorporated by reference to
                      Exhibit 10.13 to the Company's Registration Statement on Form S-1, No.
                      33-23508, filed under the Securities Act).
          10.12.1  -- Letter Agreement dated February 15, 1991 extending Exploration and
                      Development Agreement (incorporated by reference to Exhibit 10.13.1 to the Company's Form 10-K for the fiscal year ended December 31, 1990).

          10.13    -- Second Restated Credit Agreement dated as of March 28, 1994 by and among the Company, COGC, International and Internationale Nederlanden (U.S.)
                      Capital Corporation ("INCC") (incorporated by reference to Exhibit
                      10.14.1 to the Company's Form 10-Q for the fiscal quarter ended March
                      31, 1994).
        *10.13.1  --  First Amendment to Second Restated Credit Agreement dated as of May 17,
                      1994, by and among the Company, COGC, International and INCC.
          10.14    -- Bareboat Charter Agreement (LANGLEY) dated as of December 13, 1991, between the Company and Dresser-Rand Company ("Dresser-Rand") (in-
                      corporated by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.14.1  -- Bareboat Charter Agreement (FRANKLIN) dated as of December 13, 1991, between the Company and Dresser-Rand (incorporated by reference to
                      Exhibit 10.22.1 to the Company's Form 10-K for the fiscal year ended
                      December 31, 1991).
          10.14.2  -- Bareboat Charter Agreement (FORRESTAL) dated as of December 13, 1991, between the Company and Dresser-Rand (incorporated by reference to
                      Exhibit 10.22.2 to the Company's Form 10-K for the fiscal year ended
                      December 31, 1991).
          10.14.3  -- Maintenance, Moving and Jacking Agreement (LANGLEY) dated as of December
                      13, 1991, between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.3 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.14.4  -- Maintenance, Moving and Jacking Agreement (FRANKLIN) dated as of
                      December 13, 1991 between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.4 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.14.5  -- Maintenance, Moving and Jacking Agreement (FORRESTAL) dated as of
                      December 13, 1991 between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.5 to the Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.14.6  -- Multiparty Agreement and Limited Performance Guaranty dated as of Decem-
                      ber 13, 1991 by and among the Company, Dresser-Rand and NMB (incorpo-
                      rated by reference to Exhibit 10.22.6 to the Company's Form 10-K for the
                      fiscal year ended December 31, 1991).
          10.14.7  -- Letter of Agreement dated as of December 13, 1991 between the Company and Dresser-Rand (incorporated by reference to Exhibit 10.22.7 to the
                      Company's Form 10-K for the fiscal year ended December 31, 1991).
          10.15    -- Cliffs Neddrill Central Turnkey International Joint Venture Agreement
                      dated December 15, 1992, by and among Cliffs Drilling International,
                      Inc., Neddrill Turnkey Drilling B.V. and Perforadora Central S.A. de
                      C.V. (incorporated by reference to Exhibit 10.22 to the Company's Form
                      10-K for the fiscal year ended December 31, 1992).
          10.16    -- Asset Purchase and Sale Agreement dated March 30, 1993, between the
                      Company, as seller, and Cerrito Investment Corporation (incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1993).
          10.17    -- Form of Executive Agreement dated as of July 20, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994).

          *21.1    -- Subsidiaries of the Registrant.
          *23.1    -- Consent of Ernst & Young LLP.
          *23.2    -- Consent of Huddleston & Co., Inc.
          *27      -- Financial Data Schedule.

- ---------------
* Filed herewith

     All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.