Form 10-Q
period 1995-03-31
CLIFFS DRILLING CO
filed 1995-04-27
CIK 831964

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                            ======================

                                  FORM 10-Q
               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1995

                        Commission File Number 0-16703


                           CLIFFS DRILLING COMPANY
            (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                  76-0248934
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


      1200 SMITH STREET, SUITE 300
             HOUSTON, TEXAS                                  77002
(Address of Principal Executive Offices)                   (Zip Code)


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

Yes    X     No
    -------     -------

 Number of shares of Common Stock outstanding as of April 27, 1995:  4,095,525


                      (Exhibit Index Located on Page 13)


                              Page 1 of 14 Pages

================================================================================

                            CLIFFS DRILLING COMPANY
                                   Form 10-Q
                   For the Three Months Ended March 31, 1995

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Statements of Operations (Unaudited) -
      CLIFFS DRILLING COMPANY
      Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . .   3

    Consolidated Balance Sheets -
      CLIFFS DRILLING COMPANY
      March 31, 1995 (Unaudited) and December 31, 1994. . . . . . . . .   4

    Consolidated Statements of Cash Flows (Unaudited) -
      CLIFFS DRILLING COMPANY
      Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . .   5

    Notes to Interim Consolidated Financial Statements (Unaudited)  . .   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .   7

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .  11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                      ---------------------
                                                                                        1995        1994
                                                                                      ---------   ---------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)
REVENUES:
   Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  14,278   $  16,480
   Income (Loss) from Equity Investments  . . . . . . . . . . . . . . . . . . . . .           4          (3)
                                                                                      ---------   ---------
                                                                                         14,282      16,477
COSTS AND EXPENSES:
   Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,429       7,670
   Depreciation, Depletion and Amortization . . . . . . . . . . . . . . . . . . . .       2,073       3,587
   Contract Termination Provision . . . . . . . . . . . . . . . . . . . . . . . . .           -       1,615
   Exploration Costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10          21
   General and Administrative Expense . . . . . . . . . . . . . . . . . . . . . . .       1,352       1,251
                                                                                      ---------   ---------
                                                                                         12,864      14,144
                                                                                      ---------   ---------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,418       2,333
OTHER INCOME (EXPENSE):
   Gain (Loss) on Disposition of Assets . . . . . . . . . . . . . . . . . . . . .             7         (54)
   Interest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         294         215
   Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (32)       (161)
   Exchange Rate Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (126)       (212)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (68)       (428)
                                                                                      ---------   ---------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,493       1,693
INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         373         273
                                                                                      ---------   ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,120       1,420
DIVIDENDS APPLICABLE TO PREFERRED STOCK . . . . . . . . . . . . . . . . . . . . . .        (665)       (665)
                                                                                      ---------   ---------
NET INCOME APPLICABLE TO COMMON AND
   COMMON EQUIVALENT SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     455   $     755
                                                                                      =========   =========

NET INCOME PER SHARE:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    0.11   $    0.17
                                                                                      =========   =========
   Assuming Full Dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    0.11   $    0.17
                                                                                      =========   =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,092       4,461
                                                                                      =========   =========
   Assuming Full Dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,092       4,461
                                                                                      =========   =========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,       DECEMBER 31,
                                                                                   1995             1994
                                                                              -------------     -------------
                                                                                (UNAUDITED)
                                                                                       (IN THOUSANDS)
                                   ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . .   $       4,470     $      11,320
  Accounts Receivable, net of allowance for doubtful accounts of
    $408 at March 31, 1995 and December 31, 1994, respectively  . . . . . .          13,556             8,499
  Notes and Other Receivables - Current . . . . . . . . . . . . . . . . . .           3,371             2,366
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,284             5,726
  Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . . .           6,643             5,074
  Prepaid Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,440               577
  Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . .           2,928             5,486
                                                                              -------------     -------------
      Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .          37,692            39,048

PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment  . . . . . . . . . . . . . . . . . . . . . . .         150,681           148,085
  Oil and Gas Properties ("successful efforts" method)  . . . . . . . . . .          22,849            22,699
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,114             3,079
                                                                              -------------     -------------
                                                                                    176,644           173,863
  Less:  Accumulated Depreciation, Depletion and Amortization . . . . . . .        (104,748)         (102,615)
                                                                              -------------     -------------
      Net Property and Equipment  . . . . . . . . . . . . . . . . . . . . .          71,896            71,248

NOTES AND OTHER RECEIVABLES - LONG-TERM . . . . . . . . . . . . . . . . . .           4,889             5,017
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES  . . . . . . . . .           2,640             4,036
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             692               818
                                                                              -------------     -------------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     117,809     $     120,167
                                                                              =============     =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      12,500     $      14,808
  Accrued Expenses, Including Interest  . . . . . . . . . . . . . . . . . .           4,370             4,909
                                                                              -------------     -------------
      Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .            16,870            19,717

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             481               516
DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             303               303

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
  $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at March 31, 1995
    and December 31, 1994, respectively ($28,750 liquidation value) . . . .          28,750            28,750
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 15,000,000 shares authorized; 4,518,104 shares issued and 4,094,424 and 4,089,447 shares outstanding at
    March 31, 1995 and December 31, 1994, respectively  . . . . . . . . . .              45                45
  Paid-In Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          99,140            99,135
  Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . . . . . .         (22,440)          (22,895)
  Less:  Notes Receivable from Officers for Restricted Stock  . . . . . . .            (232)             (232)
         Restricted Stock . . . . . . . . . . . . . . . . . . . . . . . . .             (50)              (57)
         Treasury Stock, at cost, 423,680 and 428,657 shares at March 31,
           1995 and December 31, 1994, respectively . . . . . . . . . . . .          (5,058)           (5,115)
                                                                              -------------     -------------
         Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . .          71,405            70,881
                                                                              -------------     -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . .   $     117,809     $     120,167
                                                                              =============     =============

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                       -----------------------------
                                                                                           1995            1994
                                                                                       ------------     ------------
                                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      1,120     $      1,420
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
    Depreciation, Depletion and Amortization  . . . . . . . . . . . . . . . . . .             2,073            3,587
    Contract Termination Provision  . . . . . . . . . . . . . . . . . . . . . . .                 -            1,615
    Mobilization Expense Amortization . . . . . . . . . . . . . . . . . . . . . .               127              160
    (Gain) Loss on Disposition of Assets  . . . . . . . . . . . . . . . . . . . .                (7)              54
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                50             (205)
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (7,062)          (3,624)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               442             (629)
      Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . . . .            (1,568)            (759)
      Prepaid Expenses and Other Current Assets . . . . . . . . . . . . . . . . .             1,695             (683)
      Investments in and Advances to Unconsolidated Affiliates  . . . . . . . . .             1,396            1,675
      Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1)          (1,147)
      Accounts Payable and Other Accrued Liabilities  . . . . . . . . . . . . . .            (2,760)           2,517
                                                                                       ------------     ------------
         Net Cash Provided By (Used In) Operating Activities  . . . . . . . . . .            (4,495)           3,981
INVESTING ACTIVITIES:
  Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,881)          (4,769)
  Proceeds from Sale of Property and Equipment  . . . . . . . . . . . . . . . . .                63               16
  Collection of Notes Receivable  . . . . . . . . . . . . . . . . . . . . . . . .             1,128              334
                                                                                       ------------     ------------
         Net Cash Used In Investing Activities  . . . . . . . . . . . . . . . . .            (1,690)          (4,419)
FINANCING ACTIVITIES:
  Payments on Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -           (3,993)
  Acquisition of Treasury Stock . . . . . . . . . . . . . . . . . . . . . . . . .                 -           (1,811)
  Preferred Stock Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .              (665)            (665)
                                                                                       ------------     ------------
         Net Cash Used In Financing Activities  . . . . . . . . . . . . . . . . .              (665)          (6,469)
                                                                                       ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . .            (6,850)          (6,907)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .            11,320           10,615
                                                                                       ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .      $      4,470     $      3,708
                                                                                       ============     ============


      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1995



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


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


3.  CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to make them conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Activity in the contract drilling industry and related oil service businesses has shown signs of improvement over the last two years due to various market consolidations. Crude oil prices declined significantly during the first quarter of 1994 and have currently returned to higher levels, while natural gas prices fell significantly during the first quarter of 1995, but have shown signs of recent recovery. This continued price volatility creates an uncertain domestic market and competition, therefore, remains intense within the contract drilling industry. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 and 1994

The Company recognized net income, before preferred dividends, of $1.1 million during the first quarter of 1995 compared to net income of $1.4 million in the first quarter of 1994. Operating income decreased $.9 million in the first quarter of 1995 compared to the same period in 1994. The decrease in operating income was primarily due to a reduction in MOPU operating income of $1.5 million, a reduction in foreign daywork drilling operating income of $1.0 million and an increase in corporate overhead of $.1 million, offset in part by an increase in engineering services operating income of $1.3 million, a reduction in oil and gas operating losses of $.3 million and a reduction in domestic daywork drilling operating losses of $.1 million.

                                                                                                INCREASE
                                                             1995              1994            (DECREASE)
                                                         ------------     --------------      -------------
                                                                            (UNAUDITED)
                                                                           (IN THOUSANDS)
Revenues:
   Daywork Drilling:
     Domestic  . . . . . . . . . . . . . . . . . . .     $          -     $            8      $          (8)
     Foreign . . . . . . . . . . . . . . . . . . . .            6,653              7,204               (551)
   Engineering Services  . . . . . . . . . . . . . .            7,048              2,914              4,134
   MOPU Operations . . . . . . . . . . . . . . . . .            1,285              5,779             (4,494)
   Oil and Gas . . . . . . . . . . . . . . . . . . .              390                574               (184)
   Eliminations  . . . . . . . . . . . . . . . . . .           (1,094)                (2)            (1,092)
                                                         ------------     --------------      -------------
     Consolidated  . . . . . . . . . . . . . . . . .     $     14,282     $       16,477      $      (2,195)
                                                         ============     ==============      =============

Operating Income (Loss):
   Daywork Drilling:
     Domestic  . . . . . . . . . . . . . . . . . . .     $          -     $          (65)     $          65
     Foreign . . . . . . . . . . . . . . . . . . . .              501              1,500               (999)
   Engineering Services  . . . . . . . . . . . . . .            1,773                426              1,347
   MOPU Operations . . . . . . . . . . . . . . . . .              565              2,083             (1,518)
   Oil and Gas . . . . . . . . . . . . . . . . . . .              (46)              (336)               290
   Corporate Office  . . . . . . . . . . . . . . . .           (1,375)            (1,275)              (100)
   Eliminations  . . . . . . . . . . . . . . . . . .                -                  -                  -
                                                         ------------     --------------      -------------
     Consolidated  . . . . . . . . . . . . . . . . .     $      1,418     $        2,333      $        (915)
                                                         ============     ==============      =============

Daywork Drilling

Domestic daywork drilling operating results reflect the Company's strategy to diversify away from the volatile domestic market. Three of the Company's land drilling rigs were mobilized to Venezuela during the first quarter of 1994, one of which began daywork drilling operations for Corpoven S.A. ("Corpoven") for a three-year term and 2 of which are currently drilling turnkey wells for Corpoven.

Foreign daywork drilling revenues decreased $.6 million during the first quarter of 1995 compared to the first quarter of 1994. Foreign daywork drilling operating income decreased $1.0 million during the same period. Foreign daywork drilling operating results reflect decreased revenues and operating income primarily due to the stacking of one of the Company's jack-up drilling rigs which completed operations for Cliffs Neddrill Central Turnkey International ("CNCTI") during the fourth quarter of 1994.

Subsequent to completing one-year contract extensions during the first quarter of 1995, the Company's 2 jack-up drilling rigs operating in Venezuela continued drilling operations on a well-to-well basis at reduced dayrates from those received in 1994. Contracts have not been renewed, and the Company expects to demobilize the 2 rigs back to the U.S. Gulf of Mexico in the second quarter of 1995. The operator is required to pay a demobilization fee which should completely offset all demobilization costs. See "Liquidity and Capital Resources." Contracts on 2 of the 3 land drilling rigs working in eastern Venezuela on daywork contracts for Corpoven expire in September, 1995, and the other contract expires in February, 1997.

Engineering Services

Engineering services revenues increased $4.1 million in the first quarter of 1995 compared to the first quarter of 1994, while operating income increased $1.3 million during the same period. One turnkey contract was completed during the first quarter of both 1995 and 1994. The contract completed during the first quarter of 1995 was an international contract in Venezuela and generated significantly greater operating income than the 1994 domestic contract that was completed.

The Company has completed 4 of 6 turnkey wells for Corpoven and expects to complete the final 2 contracted wells during the remainder of 1995. In addition to the turnkey wells being drilled in Venezuela, the Company is currently in the process of drilling an additional turnkey well in Mexico and one turnkey well in the United States.

The Company and Corpoven have entered into a letter agreement whereby Corpoven will continue to contract the 2 land rigs mobilized to Venezuela in 1994 on either a turnkey or daywork basis through February, 1997.

MOPU Operations

MOPU revenues decreased $4.5 million in the first quarter of 1995 compared to the first quarter of 1994. MOPU operating income decreased $1.5 million during the same period. The decrease in revenues and operating income was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The 3 MOPUs which worked in Venezuela contributed revenues of $4.7 million and operating income of $1.5 million during the first quarter of 1994. The LANGLEY was demobilized back to the United States during the second quarter of 1994 and is currently being marketed. The charterer exercised buyout options and purchased the other 2 units which worked in Venezuela for a total of $4.0 million in the fourth quarter of 1994. No gain or loss was recognized upon buyout of the 2 units. See "Liquidity and Capital Resources."

The contract for MARLIN No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and has secured a contract for operations which are expected to commence in the second quarter of 1995. The Company secured a bareboat charter during 1994 for Cliffs No. 11 from a third party for use as a workover rig in the U.S. Gulf of Mexico. Operations commenced on this charter during the second quarter of 1994. The contract option on another of its MOPUs, Cliffs No. 10, was canceled during February, 1995; however, the Company has secured an option for a contract on this unit commencing in the second quarter of 1995. The supply unit currently operating in the Bay of Campeche, Mexico is expected to complete operations during the second quarter of 1995.

Oil and Gas

Oil and gas revenues decreased $.2 million in the first quarter of 1995 compared to the first quarter of 1994, primarily due to lower gas prices during the first quarter of 1995 compared to the same period in 1994. Operating losses decreased $.3 million during the same period, primarily because decreased depreciation, depletion and amortization and operating expenses more than offset the revenue decrease.

Corporate Overhead

Corporate overhead increased $.1 million in the first quarter of 1995 compared to the first quarter of 1994. The increase was primarily due to an overall increase in employment costs.

Other Income (Expense)

The Company recognized $.3 million of other expense during the first quarter of 1995 compared to $.9 million of other expense during the same period in 1994. The net decrease in other expense resulted primarily from a reduction in interest expense and a decrease in other net expenses, offset in part by increased income taxes. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $6.8 million from $11.3 million at December 31, 1994 to $4.5 million at March 31, 1995. The decrease resulted from $4.5 million used to fund operating activities, $2.9 million used to fund capital expenditures and $.7 million used for payments of preferred stock dividends, partially offset by $1.2 million received from the collection of notes receivable and the sale of property and equipment.

Cash of $4.5 million used to fund operating activities included $7.9 million used for working capital and other requirements, primarily the funding of the Company's engineering services operations. "Accounts Receivable" increased from December 31, 1994 to March 31, 1995 due primarily to the completion of a turnkey well at the end of the first quarter of 1995.

Cash was used during the first quarter of 1995 to fund $2.9 million of capital expenditures, which primarily related to the purchase of a 3000 HP rig and initial renovation activities. The Company expects to spend an additional $6.2 million on this rig, Cliffs Drilling Rig 54, during the second and third quarters of 1995 in preparation for a contract to drill 2 wells on a daywork basis in Venezuela. Drilling activities are expected to commence in the third quarter of 1995. The Company has plans for other capital expenditures totaling approximately $3.4 million during 1995. The Company intends to fund these capital expenditure requirements with internally-generated cash flow and amounts currently available under its revolving line of credit.

The LANGLEY, one of 3 MOPUs which worked in Venezuela, ended its two-year contract in May, 1994, and the contract was not extended. The rig was demobilized back to the United States, and the demobilization costs were reimbursed to the Company by the charterer. Each of the 2 remaining MOPUs which worked in Venezuela had initial contract terms of two years which expired in September, 1994, subject to certain buyout options. The charterer exercised its option to purchase the FRANKLIN and FORRESTAL effective December, 1994 for total proceeds of $4.0 million. The loss of future operating income and cash flows associated with these units could have a material adverse effect on the Company's future results of operations and liquidity.

Subsequent to completing one-year contract extensions during the first quarter of 1995, the Company's 2 jack-up drilling rigs operating in Venezuela continued drilling operations on a well-to-well basis at reduced dayrates from those received in 1994. Contracts have not been renewed, and the Company expects to demobilize the 2 rigs back to the U.S. Gulf of Mexico in the second quarter of 1995. The operator is required to pay a demobilization fee which should completely offset all demobilization costs. The loss of future operating income and cash flows generated from these units could have a material adverse effect on the Company's future results of operations and liquidity.

Approximately 93% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan and Mexican operations during the first quarter of 1995. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. Exchange losses increased substantially in 1994 due to significant devaluation of the Venezuelan Bolivar during the second quarter of 1994. Venezuela instituted currency exchange controls during June, 1994 in response to this devaluation. These exchange controls continue in effect and could impair the Company's ability to convert its Venezuelan cash flow into U.S. dollars in the future. Despite the current economic volatility in Venezuela, the Company believes that the country continues to be a favorable market for its services.

During the first quarter of 1995, the Company sold 500 million Bolivars of prepaid Venezuelan taxes at a 17.5% discount and received $2.4 million in equivalent Bolivars, resulting in an exchange loss of $.5 million. This loss was partially offset by $.4 million in gains recorded in connection with currency swap transactions, and is reflected in "Exchange Rate Loss" in the Consolidated Statements of Operations for the current quarter.

The Company's $20.0 million revolving line of credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") matures on January 1, 1996 and is expected to be renewed prior to its expiration. As of March 31, 1995, the Company had no outstanding balance on the revolving line of credit with INCC.

The Company from time to time purchases its Common Stock in the open market. During 1994, the Company purchased 427,000 shares of its Common Stock at an aggregate purchase price of $5.1 million, or approximately $11.93 per share. Management of the Company believes that the Common Stock is trading at prices which do not reflect the value of the Company and has determined that the acquisition of such stock would be in the best interest of the Company and its shareholders. All of the acquired shares are held as Common Stock in treasury, less shares issued under certain benefit plans. No treasury stock was purchased during the first quarter of 1995.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          27   Financial Data Schedule

   (b)    Reports on Form 8-K

          None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CLIFFS DRILLING COMPANY

Date:  April 27, 1995                By:   /s/  Edward A. Guthrie
                                                Edward A. Guthrie
                                             Vice President - Finance



Date:  April 27, 1995                By:    /s/  Cindy B. Taylor
                                                 Cindy B. Taylor
                                               Corporate Controller

                                EXHIBIT INDEX


27       Financial Data Schedule