Form 10-Q
period 1995-06-30
CLIFFS DRILLING CO
filed 1995-08-11
CIK 831964

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Yes    X     No
     -----       -----




Number of shares of Common Stock outstanding as of August 11, 1995:  4,103,683





                      (Exhibit Index Located on Page 16)




                               Page 1 of 17 Pages




================================================================================

                            CLIFFS DRILLING COMPANY
                                   FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995


                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS.

    Consolidated Statements of Operations (Unaudited) -
      CLIFFS DRILLING COMPANY
      Three and Six Months Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . .  3

    Consolidated Balance Sheets -
      CLIFFS DRILLING COMPANY
      June 30, 1995 (Unaudited) and December 31, 1994   . . . . . . . . . . . . . . . . . .  4

    Consolidated Statements of Cash Flows (Unaudited) -
      CLIFFS DRILLING COMPANY
      Three and Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . .  5

    Notes to Interim Consolidated Financial Statements (Unaudited). . . . . . . . . . . . .  6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . .  7

PART II - OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . 14

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                Three Months                  Six Months
                                                                                Ended June 30,               Ended June 30,
                                                                             --------------------         --------------------
                                                                               1995        1994             1995        1994
                                                                             --------     -------         --------    --------
                                                                                           (In thousands, except
                                                                                             per share amounts)
REVENUES:
   Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 14,457     $15,475         $ 28,735    $ 31,955
   Income (Loss) from Equity Investments . . . . . . . . . . . . . . . .         (504)      1,072             (500)      1,069
                                                                             --------     -------         --------    --------
                                                                               13,953      16,547           28,235      33,024
COSTS AND EXPENSES:
   Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       12,315       7,459           21,754      15,150
   Depreciation, Depletion and Amortization  . . . . . . . . . . . . . .        1,383       3,513            3,456       7,100
   Contract Termination Provision  . . . . . . . . . . . . . . . . . . .           --       1,762               --       3,377
   General and Administrative Expense  . . . . . . . . . . . . . . . . .        1,265       1,268            2,617       2,519
                                                                             --------     -------         --------    --------
                                                                               14,963      14,002           27,827      28,146
                                                                             --------     -------         --------    --------

OPERATING INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . . . . .       (1,010)      2,545              408       4,878
OTHER INCOME (EXPENSE):
   Gain (Loss) on Disposition of Assets  . . . . . . . . . . . . . . . .          (48)        590              (41)        536
   Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . . .          272         162              566         377
   Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . .          (33)       (262)             (65)       (423)
   Exchange Rate Gain (Loss) . . . . . . . . . . . . . . . . . . . . . .          428        (783)             302        (995)
   Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (655)       (235)            (723)       (663)
                                                                             --------     -------         --------    --------
INCOME (LOSS) BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . .       (1,046)      2,017              447       3,710
INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . . . . . . . . . . . . .         (261)        499              112         772
                                                                             --------     -------         --------    --------
NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (785)      1,518              335       2,938
DIVIDENDS APPLICABLE TO PREFERRED STOCK  . . . . . . . . . . . . . . . .         (665)       (665)          (1,330)     (1,330)
                                                                             --------     -------         --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON AND
  COMMON EQUIVALENT SHARES . . . . . . . . . . . . . . . . . . . . . . .     $ (1,450)    $   853         $   (995)   $  1,608
                                                                             ========     =======         ========    ========
NET INCOME (LOSS) PER SHARE:
  Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (0.35)    $  0.20         $  (0.24)   $   0.37
                                                                             ========     =======         ========    ========
  Assuming Full Dilution . . . . . . . . . . . . . . . . . . . . . . . .     $  (0.35)    $  0.20         $  (0.24)   $   0.37
                                                                             ========     =======         ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING:
  Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,104       4,196            4,096       4,328
                                                                             ========     =======         ========    ========
  Assuming Full Dilution . . . . . . . . . . . . . . . . . . . . . . . .        4,104       4,196            4,096       4,328
                                                                             ========     =======         ========    ========



     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30,          December 31,
                                                                               1995               1994
                                                                             ---------         ------------
                                                                            (Unaudited)
                                    ASSETS                                          (In thousands)
 CURRENT ASSETS:
   Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .   $   2,765          $  11,320
   Accounts Receivable, net of allowance for doubtful accounts of $407 and
     $408 at June 30, 1995 and December 31, 1994, respectively . . . . . .       9,307              8,499
   Notes and Other Receivables -- Current  . . . . . . . . . . . . . . . .       3,038              2,366
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,603              5,726
   Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . .      10,714              5,074
   Prepaid Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,067                577
   Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . .       2,929              5,486
                                                                             ---------          ---------
       Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . .      35,423             39,048

 PROPERTY AND EQUIPMENT, AT COST:
   Rigs and Related Equipment  . . . . . . . . . . . . . . . . . . . . . .     156,734            148,085
   Oil and Gas Properties ("successful efforts" method)  . . . . . . . . .      23,402             22,699
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,146              3,079
                                                                             ---------          ---------
                                                                               183,282            173,863
   Less:  Accumulated Depreciation, Depletion and Amortization . . . . . .    (106,066)          (102,615)
                                                                             ---------          ---------
          Net Property and Equipment . . . . . . . . . . . . . . . . . . .      77,216             71,248

 NOTES AND OTHER RECEIVABLES -- LONG-TERM  . . . . . . . . . . . . . . . .       4,780              5,017
 INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES  . . . . . . . .       4,086              4,036
 OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         623                818
                                                                             ---------          ---------
          TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 122,128          $ 120,167
                                                                             =========          =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  14,849          $  14,808
   Accrued Expenses, Including Interest  . . . . . . . . . . . . . . . . .       5,737              4,909
   Notes Payable -- Current  . . . . . . . . . . . . . . . . . . . . . . .       2,000                 --
                                                                             ---------          ---------
          Total Current Liabilities  . . . . . . . . . . . . . . . . . . .      22,586             19,717

 OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .         445                516
 DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         303                303

 COMMITMENTS AND CONTINGENCIES

 REDEEMABLE PREFERRED STOCK:
   $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at June 30, 1995
     and December 31, 1994, respectively ($28,750 liquidation value) . . .      28,750             28,750
 SHAREHOLDERS' EQUITY:
   Common Stock, $.01 par value, 15,000,000 shares authorized; 4,518,104 shares issued and 4,100,464 and 4,089,447 shares outstanding at
      June 30, 1995 and December 31, 1994, respectively  . . . . . . . . .          45                 45
   Paid-In Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .      99,153             99,135
   Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . . . . .     (23,890)           (22,895)
   Less:  Notes Receivable from Officers for Restricted Stock  . . . . . .        (232)              (232)
          Restricted Stock . . . . . . . . . . . . . . . . . . . . . . . .         (44)               (57)
          Treasury Stock, at cost, 417,640 and 428,657 shares at June 30,
              1995 and December 31, 1994, respectively   . . . . . . . . .      (4,988)            (5,115)
                                                                             ---------          ---------
          Total Shareholders' Equity . . . . . . . . . . . . . . . . . . .      70,044             70,881
                                                                             ---------          ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . .   $ 122,128          $ 120,167
                                                                             =========          =========

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months                   Six Months
                                                                      Ended June 30,                Ended June 30,
                                                               ---------------------------    --------------------------
                                                                  1995            1994           1995           1994
                                                               ----------      -----------    -----------    -----------
                                                                                      (In thousands)
 OPERATING ACTIVITIES:
   Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . $     (785)     $     1,518    $       335    $     2,938
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation, Depletion and Amortization  . . . . . . . .      1,383            3,513          3,456          7,100
     Contract Termination Provision  . . . . . . . . . . . . .         --            1,762             --          3,377
     Mobilization Expense Amortization . . . . . . . . . . . .        130              109            257            269
     (Gain) Loss on Disposition of Assets  . . . . . . . . . .         48             (590)            41           (536)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .         65                5            115           (200)
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable . . . . . . . . . . . . . . . . . .      4,582            4,060         (2,480)           436
       Inventories . . . . . . . . . . . . . . . . . . . . . .        681           (3,057)         1,123         (3,686)
       Drilling Contracts in Progress  . . . . . . . . . . . .     (4,065)          (9,589)        (5,633)       (10,348)
       Prepaid Expenses and Other Current Assets . . . . . . .       (690)            (695)         1,005         (1,378)
       Investments in and Advances to Unconsolidated
         Affiliates  . . . . . . . . . . . . . . . . . . . . .     (1,446)          (1,844)           (50)          (169)
       Other Assets  . . . . . . . . . . . . . . . . . . . . .          1              345             --           (802)
       Accounts Payable and Other Accrued Liabilities  . . . .      3,794            5,108          1,034          7,625
                                                               ----------      -----------    -----------    -----------
         Net Cash Provided By (Used In) Operating
           Activities  . . . . . . . . . . . . . . . . . . . .      3,698              645           (797)         4,626
 INVESTING ACTIVITIES:
   Capital Expenditures  . . . . . . . . . . . . . . . . . . .     (6,987)          (1,686)        (9,868)        (6,455)
   Proceeds from Sale of Property and Equipment  . . . . . . .        140               57            203             73
   Collection of Notes Receivable .  . . . . . . . . . . . . .        109              256          1,237            590
                                                               ----------      -----------    -----------    -----------
         Net Cash Used in Investing Activities . . . . . . . .     (6,738)          (1,373)        (8,428)        (5,792)
 FINANCING ACTIVITIES:
   Proceeds from Borrowings  . . . . . . . . . . . . . . . . .      2,000           10,500          2,000         10,500
   Payments on Borrowings  . . . . . . . . . . . . . . . . . .         --           (8,582)            --        (12,575)
   Acquisition of Treasury Stock . . . . . . . . . . . . . . .         --           (2,109)            --         (3,920)
   Preferred Stock Dividends . . . . . . . . . . . . . . . . .       (665)            (665)        (1,330)        (1,330)
                                                               ----------      -----------    -----------    -----------
         Net Cash Provided By (Used In) Financing
           Activities  . . . . . . . . . . . . . . . . . . . .      1,335             (856)           670         (7,325)
                                                               ----------      -----------    -----------    -----------
   NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . .     (1,705)          (1,584)        (8,555)        (8,491)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . .      4,470            3,708         11,320         10,615
                                                               ----------      -----------    -----------    -----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . .  $   2,765      $     2,124    $     2,765    $     2,124
                                                               ==========      ===========    ===========    ===========

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1995



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

3.  SUBSEQUENT EVENTS

Subsequent to June 30, 1995, the Company drew $1.0 million under its revolving line of credit to fund its working capital requirements.

On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which has been attributed to an earthquake in Venezuela in May, 1994. The Company and its underwriters are currently assessing the damage. The Company has insurance to cover repair of the damage resulting from these incidents.

4.  CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to make them conform with the current year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Activity in the contract drilling industry and related oil service businesses has shown signs of improvement over the last two years due to various market consolidations. Crude oil and natural gas prices have continued to fluctuate over the last two years. This price volatility creates an uncertain domestic market and competition, therefore, remains intense within the contract drilling industry. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 and 1994

The Company recognized a net loss, before preferred dividends, of $.8 million during the second quarter of 1995 compared to net income of $1.5 million in the second quarter of 1994. Operating income decreased $3.6 million in the second quarter of 1995 compared to the same period in 1994. The decrease in operating income was primarily due to a reduction in engineering services operating income of $1.8 million, a reduction in foreign daywork drilling operating income of $1.1 million and a reduction in MOPU operating income of $.7 million.


                                                                                        Increase
                                                             1995          1994        (Decrease)
                                                         -----------    -----------   -------------
                                                                         (Unaudited)
                                                                      (In thosands)
Revenues:
   Daywork Drilling:
     Domestic . . . . . . . . . . . . . . . . . . .      $        --    $         7    $         (7)
     Foreign  . . . . . . . . . . . . . . . . . . .            8,324          8,356             (32)
   Engineering Services . . . . . . . . . . . . . .            5,145          3,557           1,588
   MOPU Operations  . . . . . . . . . . . . . . . .            1,190          4,810          (3,620)
   Oil and Gas  . . . . . . . . . . . . . . . . . .              401            791            (390)
   Eliminations . . . . . . . . . . . . . . . . . .           (1,107)          (974)           (133)
                                                         -----------    -----------    ------------
     Consolidated . . . . . . . . . . . . . . . . .      $    13,953    $    16,547    $     (2,594)
                                                         ===========    ===========    ============

 Operating Income (Loss):
   Daywork Drilling:
     Domestic . . . . . . . . . . . . . . . . . . .      $        --    $         3    $         (3)
     Foreign  . . . . . . . . . . . . . . . . . . .            1,015          2,110          (1,095)
   Engineering Services . . . . . . . . . . . . . .           (1,033)           739          (1,772)
   MOPU Operations  . . . . . . . . . . . . . . . .              392          1,114            (722)
   Oil and Gas  . . . . . . . . . . . . . . . . . .              (94)           (67)            (27)
   Corporate Office . . . . . . . . . . . . . . . .           (1,290)        (1,284)             (6)
   Eliminations . . . . . . . . . . . . . . . . . .               --            (70)             70
                                                         -----------    -----------    ------------
     Consolidated . . . . . . . . . . . . . . . . .           (1,010)   $     2,545    $     (3,555)
                                                         ===========    ===========    ============

Daywork Drilling

Domestic daywork drilling operating results reflect the Company's strategy to diversify away from the volatile domestic market. The Company mobilized the balance of its land rig fleet to Venezuela during the first quarter of 1994.

Foreign daywork drilling operating income decreased $1.1 million during the second quarter of 1995 compared to the second quarter of 1994. Foreign daywork drilling operating results reflect decreased operating income primarily due to the stacking of one of the Company's jack-up drilling rigs which completed operations in Mexico during the fourth quarter of 1994 for Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture in which the Company holds a one-third ownership interest. This decrease was partially offset by operating income generated from the demobilization of 2 of the Company's jack-up drilling rigs which worked in Venezuela. The Company's 2 jack-up drilling rigs operating in Venezuela continued drilling operations during April on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well which is expected to be completed during the third quarter of 1995.

On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which has been attributed to an earthquake in Venezuela in May, 1994. The Company and its underwriters are currently assessing the damage. The Company has insurance to cover repair of the damage resulting from these incidents. See "Liquidity and Capital Resources."

Contracts on 2 of the 5 land drilling rigs working for Corpoven S.A. ("Corpoven") have been extended for one year into September, 1996 at increased dayrates. The other 3 land drilling rigs have contracts or agreements which extend into February, 1997.

Engineering Services

Engineering services revenues increased $1.6 million in the second quarter of 1995 compared to the second quarter of 1994, while operating income decreased $1.8 million during the same period. Two turnkey drilling contracts were completed during the second quarter of 1995 compared to 3 turnkey drilling contracts completed during the same period in 1994. The $1.0 million operating loss reported in the second quarter of 1995 was attributable to losses incurred on the 2 turnkey drilling contracts completed during the quarter and to the accrual of $.5 million for an expected loss on a turnkey drilling contract in progress at June 30, 1995. One of the turnkey wells which was completed during the second quarter of 1995 and 2 of the turnkey wells which were completed during the same period in 1994 were drilled by CNCTI and recorded under the equity method.

At June 30, 1995, the Company had 2 turnkey wells in progress in Venezuela and 2 additional turnkey wells in progress in the United States.

MOPU Operations

MOPU revenues decreased $3.6 million in the second quarter of 1995 compared to the second quarter of 1994. MOPU operating income decreased $.7 million during the same period. The decrease in revenues and operating income was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The 3 MOPUs which worked in Venezuela contributed revenues of $3.9 million and operating income of $.5 million during the second quarter of 1994. One of the 3 MOPUs was demobilized to the United States during the second quarter of 1994 and is currently being marketed. In the fourth quarter of 1994, the charterer exercised options to purchase the other 2 MOPUs, which worked in Venezuela, for a total of $4.0 million. See "Liquidity and Capital Resources."

The contract for MARLIN No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and secured a contract for operations which commenced in the second quarter of 1995. The option for a contract on another MOPU, Cliffs No. 10, terminated in February, 1995; however, the Company secured an option for a two-year contract on this unit in the second quarter of 1995. The supply unit currently operating in the Bay of Campeche, Mexico is expected to complete operations during the third quarter of 1995.

Oil and Gas

Oil and gas revenues decreased $.4 million in the second quarter of 1995 compared to the second quarter of 1994, primarily due to reduced gas revenues resulting from production declines and lower gas prices during the second quarter of 1995 compared to the same period in 1994. Operating losses increased slightly during the same period, primarily due to the decrease in revenues, partially offset by reduced depreciation, depletion and amortization and operating expenses.

Corporate Overhead

Corporate overhead was held constant during the second quarter of 1995 compared to the second quarter of 1994.

Other Income (Expense)

The Company recognized $.2 million of other income during the second quarter of 1995 compared to $1.0 million of other expense during the same period in 1994. The net decrease in other expense resulted primarily from a reduction in exchange rate losses of $1.2 million and a reduction in income taxes of $.8 million, offset in part by a reduction in gains on disposition of assets of $.6 million and an increase in other net expenses of $.5 million. Exchange rate losses decreased due to the imposition of exchange controls in Venezuela during 1994 and due to gains realized on currency swaps and Venezuela Brady Bond transactions. See "Liquidity and Capital Resources." Other net expenses increased primarily due to $.7 million of costs and expenses incurred in connection with the evaluation of a business combination that was not consummated.

Six Months Ended June 30, 1995 and 1994

The Company recognized net income, before preferred dividends, of $.3 million during the first six months of 1995 compared to net income of $2.9 million in the first six months of 1994. Operating income decreased $4.5 million in the first six months of 1995 compared to the same period in 1994. The decrease in operating income was primarily due to a reduction in MOPU operating income of $2.2 million, a reduction in foreign daywork drilling operating income of $2.1 million, a reduction in engineering services operating income of $.4 million and an increase in corporate overhead of $.1 million, offset in part by a reduction in oil and gas operating losses of $.2 million and a reduction in domestic daywork drilling operating losses of $.1 million.



                                                                                                 Increase
                                                                    1995            1994        (Decrease)
                                                                  ---------       --------      ----------
                                                                                 (Unaudited)
                                                                                (In thousands)
 Revenues:
    Daywork Drilling:
       Domestic ................................................  $      --       $     15       $    (15)
       Foreign .................................................     14,977         15,560           (583)
    Engineering Services .......................................     12,193          6,471          5,722
    MOPU Operations ............................................      2,475         10,589         (8,114)
    Oil and Gas ................................................        791          1,365           (574)
    Eliminations ...............................................     (2,201)          (976)        (1,225)
                                                                  ---------       --------       --------
       Consolidated ............................................  $  28,235       $ 33,024       $ (4,789)
                                                                  =========       ========       ========
 Operating Income (Loss):
    Daywork Drilling:
        Domestic ...............................................  $      --       $    (62)      $     62
        Foreign ................................................      1,516          3,610         (2,094)
     Engineering Services ......................................        740          1,165           (425)
     MOPU Operations ...........................................        957          3,197         (2,240)
     Oil and Gas ...............................................       (140)          (403)           263
     Corporate Office ..........................................     (2,665)        (2,559)          (106)
     Eliminations ..............................................         --            (70)            70
                                                                  ---------       --------       --------
         Consolidated ..........................................  $     408       $  4,878       $ (4,470)
                                                                  =========       ========       ========


Daywork Drilling

Domestic daywork drilling operating results reflect the Company's strategy to diversify away from the volatile domestic market. The Company mobilized the balance of its land rig fleet to Venezuela during the first quarter of 1994.

Foreign daywork drilling revenues decreased $.6 million during the first six months of 1995 compared to the first six months of 1994 while operating income decreased $2.1 million during the same period. Foreign daywork drilling operating results reflect decreased revenues and operating income primarily due to the stacking of one of the Company's jack-up drilling rigs which completed operations in Mexico during the fourth quarter of 1994 for CNCTI. These decreases were partially offset by revenues and operating income generated from the demobilization of 2 of the Company's jack-up drilling rigs which worked in Venezuela. The Company's 2 jack-up drilling rigs operating in Venezuela continued drilling operations during April on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well which is expected to be completed during the third quarter of 1995.

On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which has been attributed to an earthquake in Venezuela in May, 1994. The Company and its underwriters are currently assessing the damage. The Company has insurance to cover repair of the damage resulting from these incidents. See "Liquidity and Capital Resources."

Contracts on 2 of the 5 land drilling rigs working for Corpoven have been extended for one year into September, 1996 at increased dayrates. The other 3 land drilling rigs have contracts or agreements which extend into February, 1997.

Engineering Services

Engineering services revenues increased $5.7 million in the first six months of 1995 compared to the first six months of 1994, while operating income decreased $.4 million during the same period. Three turnkey drilling contracts were completed during the first six months of 1995 compared to 4 turnkey drilling contracts completed during the same period in 1994. Operating income for the first six months of 1995 was partially offset by $.7 million of losses incurred on 2 completed turnkey drilling contracts and the accrual of $.5 million for an expected loss on one turnkey drilling contract in progress at June 30, 1995. One of the turnkey wells which was completed during the first six months of 1995 and 2 of the turnkey wells which were completed during the same period in 1994 were drilled by CNCTI and recorded under the equity method.

At June 30, 1995, the Company had 2 turnkey wells in progress in Venezuela and 2 additional turnkey wells in progress in the United States.

MOPU Operations

MOPU revenues decreased $8.1 million in the first six months of 1995 compared to the first six months of 1994. MOPU operating income decreased $2.2 million during the same period. The decrease in revenues and operating income was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The 3 MOPUs which worked in Venezuela contributed revenues of $8.6 million and operating income of $2.0 million during the first six months of 1994. One of the 3 MOPUs was demobilized to the United States during the second quarter of 1994 and is currently being marketed. In the fourth quarter of 1994, the charterer exercised options to purchase the other 2 MOPUs, which worked in Venezuela, for a total of $4.0 million. See "Liquidity and Capital Resources."

The contract for MARLIN No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and secured a contract for operations which commenced in the second quarter of 1995. The option for a contract on another MOPU, Cliffs No. 10, terminated in February, 1995; however, the Company secured an option for a two-year contract on this unit in the second quarter of 1995. The supply unit currently operating in the Bay of Campeche, Mexico is expected to complete operations during the third quarter of 1995.

Oil and Gas

Oil and gas revenues decreased $.6 million during the first six months of 1995 compared to the same period in 1994, primarily due to reduced gas revenues resulting from production and lower gas prices during the first six months of 1995 compared to the same period in 1994. Operating losses decreased $.2 million during the same period, primarily because reduced depreciation, depletion and amortization and operating expenses more than offset the decrease in revenues.

Corporate Overhead

Corporate overhead increased slightly during the first six months of 1995 compared to the same period in 1994, due primarily to employment related costs.

Other Income (Expense)

The Company recognized $.1 million of other expense during the first six months of 1995 compared to $1.9 million of other expense during the same period in 1994. The net decrease in other expense resulted primarily from a reduction in exchange rate losses of $1.3 million and a reduction in income taxes of $.7 million. Exchange rate losses decreased due to the imposition of exchange controls in Venezuela during 1994 and due to gains realized on currency swaps and Venezuela Brady Bond transactions. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $8.5 million from $11.3 million at December 31, 1994 to $2.8 million at June 30, 1995. The decrease resulted from $.8 million used to fund operating activities, $9.9 million used to fund capital expenditures and $1.3 million used for payments of preferred stock dividends, partially offset by $2.0 million in borrowings and $1.5 million received from the collection of notes receivable and the sale of property and equipment.

Cash of $.8 million used to fund operating activities included $5.0 million used for working capital and other requirements, primarily the funding of the Company's engineering services operations. "Drilling Contracts in Progress" increased from December 31, 1994 to June 30, 1995 due primarily to the Company's turnkey operations in Venezuela. "Other Prepaid Expenses" decreased from December 31, 1995 to June 30, 1995 due primarily to the sale of Venezuelan tax deposits.

Cash was used during the first six months of 1995 to fund $9.9 million of capital expenditures, which primarily related to the purchase and renovation of a 3000 HP land rig, Cliffs Drilling Rig 54. The Company expects to spend an additional $1.2 million on this rig during the third quarter of 1995 in preparation for an initial contract to drill 2 wells on a daywork basis in Venezuela, which is expected to commence in the third quarter of 1995. The Company has plans for other capital expenditures totaling approximately $3.0 million during the last six months of 1995. The Company intends to fund these remaining capital expenditure requirements with internally-generated cash flow and amounts currently available under its revolving line of credit.

Two of the Company's jack-up drilling rigs operating in Venezuela continued drilling operations during April on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well which is expected to be completed during the third quarter of 1995. On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which has been attributed to an earthquake in Venezuela in May, 1994. The Company and its underwriters are currently assessing the damage. The Company has insurance to cover repair of the damage resulting from these incidents.

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

Approximately 72% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first six months of 1995. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. Exchange losses increased substantially in 1994 due to significant devaluation of the Venezuelan Bolivar during the second quarter of 1994. Venezuela instituted currency exchange controls during June, 1994 in response to this devaluation. These exchange controls continue in effect and have substantially eliminated exchange losses attributable to the Company's Venezuelan operations during the first six months of 1995. However, the Company continues to be exposed to future losses if the currency becomes volatile. Despite the current economic situation in Venezuela, the Company believes that the country continues to be a favorable market for its services.

During March, 1995, the Company sold 500 million Bolivars of Venezuelan tax deposits at a 17.5% discount and received $2.4 million in equivalent Bolivars, resulting in an exchange loss of $.5 million. This loss is offset by $.9 million in gains recorded in connection with currency swaps and Venezuela Brady Bond transactions. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations.

The Company's $20.0 million revolving line of credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") matures on January 1, 1996 and is expected to be renewed prior to its expiration. As of June 30, 1995, the outstanding balance of the Company's revolving line of credit with INCC was $2.0 million. Subsequent to June 30, 1995, the Company drew an additional $1.0 million under its revolving line of credit to fund its working capital requirements.

The Company from time to time purchases its Common Stock in the open market. During 1994, the Company purchased 427,000 shares of its Common Stock at an aggregate purchase price of $5.1 million, or approximately $11.93 per share. Management of the Company believes that the Common Stock is trading at prices which do not reflect the value of the Company and has determined that the acquisition of such stock would be in the best interest of the Company and its shareholders. All of the acquired shares are held as Common Stock in treasury, less shares issued under certain benefit plans. No treasury stock was purchased during the first six months of 1995.

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

                                    PART II

                               OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Shareholders was held on May 18, 1995, at which the shareholders voted on the election of three directors and the appointment of the Company's independent public accountants. Of the 3,586,533 shares of Common Stock present in person or by proxy, 3,582,145 shares were voted for the election of H. Robert Hirsch as a director, 3,582,141 shares were voted for the election of Randolph Newcomer as a director, and 3,582,111 shares were voted for the election of Joseph E. Reid as a director, with 4,388, 4,392 and 4,422 shares withheld, respectively; and 3,581,191 shares were voted for the appointment of Ernst & Young LLP as the Company's independent public accountants for 1995, while 2,965 shares were voted against such appointment with 2,377 shares abstaining. Directors whose terms of office continued were Michael M. Cone, John D. Weil, Robert M. McInnes and Douglas E. Swanson.


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          27   Financial Data Schedule

    (b)   Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLIFFS DRILLING COMPANY

Date:  August 11, 1995                  By:  /s/ Edward A. Guthrie
                                           --------------------------
                                               Edward A. Guthrie
                                            Vice President - Finance





Date:  August 11, 1995                  By:  /s/ Cindy B. Taylor
                                           -----------------------
                                               Cindy B. Taylor
                                             Corporate Controller

                                 EXHIBIT INDEX





27       Financial Data Schedule