Form 10-Q
period 1995-09-30
CLIFFS DRILLING CO
filed 1995-11-03
CIK 831964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            --------------------

                                   FORM 10-Q
                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

Yes    X     No
     ------      ------

Number of shares of Common Stock outstanding as of November 3, 1995: 4,109,000


                       (Exhibit Index Located on Page 16)


                               Page 1 of 17 Pages

================================================================================

                            CLIFFS DRILLING COMPANY
                                   FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.

    Consolidated Statements of Operations (Unaudited) -
     CLIFFS DRILLING COMPANY
     Three and Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .   3

    Consolidated Balance Sheets -
     CLIFFS DRILLING COMPANY
     September 30, 1995 (Unaudited) and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . .   4

    Consolidated Statements of Cash Flows (Unaudited) -
     CLIFFS DRILLING COMPANY
     Three and Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .   5

    Notes to Interim Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . .   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                     Three Months            Nine Months
                                                                                  Ended September 30,    Ended September 30,
                                                                                 ---------------------  ----------------------
                                                                                   1995        1994        1995        1994
                                                                                 ---------  ----------  ----------  ----------
                                                                                             (In thousands, except
                                                                                                per share amounts)
     REVENUES:
       Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  20,252  $   24,397  $   48,987  $   56,352
       Income (Loss) from Equity Investments . . . . . . . . . . . . . . .            (216)      1,153        (716)      2,222
                                                                                 ---------  ----------  ----------  ----------
                                                                                    20,036      25,550      48,271      58,574
     COSTS AND EXPENSES:
       Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . .          16,335      16,781      38,089      31,931
       Depreciation, Depletion and Amortization  . . . . . . . . . . . . .           1,473       3,571       4,929      10,671
       Contract Termination Provision  . . . . . . . . . . . . . . . . . .              --       1,816          --       5,193
       General and Administrative Expense  . . . . . . . . . . . . . . . .           1,311       1,379       3,928       3,898
                                                                                 ---------  ----------  ----------  ----------
                                                                                    19,119      23,547      46,946      51,693
                                                                                 ---------  ----------  ----------  ----------

     OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .             917       2,003       1,325       6,881
     OTHER INCOME (EXPENSE):
       Gain (Loss) on Disposition of Assets  . . . . . . . . . . . . . . .              (6)         81         (47)        617
       Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . .             216         197         782         574
       Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . .             (77)       (233)       (142)       (656)
       Exchange Rate Gain (Loss) . . . . . . . . . . . . . . . . . . . . .           1,083        (119)      1,385      (1,114)
       Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              61        (203)       (662)       (866)
                                                                                 ---------  ----------  ----------  ----------
     INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .           2,194       1,726       2,641       5,436
     INCOME TAX EXPENSE (BENEFIT)  . . . . . . . . . . . . . . . . . . . .             548        (278)        660         494
                                                                                 ---------  ----------  ----------  ----------
     NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,646       2,004       1,981       4,942
     DIVIDENDS APPLICABLE TO PREFERRED STOCK . . . . . . . . . . . . . . .            (665)       (665)     (1,995)     (1,995)
                                                                                 ---------  ----------  ----------  ----------
     NET INCOME (LOSS) APPLICABLE TO COMMON AND
       COMMON EQUIVALENT SHARES  . . . . . . . . . . . . . . . . . . . . .       $     981  $    1,339  $      (14) $    2,947
                                                                                 =========  ==========  ==========  ==========

     NET INCOME PER SHARE:
       Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    0.24  $     0.32  $     0.00  $     0.69
                                                                                 =========  ==========  ==========  ==========
       Assuming Full Dilution  . . . . . . . . . . . . . . . . . . . . . .       $    0.24  $     0.32  $     0.00  $     0.69
                                                                                 =========  ==========  ==========  ==========

     WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
       OUTSTANDING:
       Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,114       4,128       4,102       4,260
                                                                                 =========  ==========  ==========  ==========
       Assuming Full Dilution  . . . . . . . . . . . . . . . . . . . . . .           4,114       4,128       4,102       4,260
                                                                                 =========  ==========  ==========  ==========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           1995              1994
                                                                                      --------------    --------------
                                                                                       (Unaudited)
                              ASSETS                                                            (In thousands)
CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . .         $          761    $       11,320
  Accounts Receivable, net of allowance for doubtful accounts of $407 and
      $408 at September 30, 1995 and December 31, 1994, respectively  . . . .                 11,449             8,499
  Notes and Other Receivables -- Current . . . . . . . . . . . . . . . . . .                   2,603             2,366
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,531             5,726
  Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . . . .                 16,149             5,074
  Prepaid Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    818               577
  Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,439             5,486
                                                                                      --------------    --------------
    Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                 39,750            39,048

PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment  . . . . . . . . . . . . . . . . . . . . . . . .                159,096           148,085
  Oil and Gas Properties ("successful efforts" method)  . . . . . . . . . . .                 23,453            22,699
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,141             3,079
                                                                                      --------------    --------------
                                                                                             185,690           173,863
  Less:  Accumulated Depreciation, Depletion and Amortization . . . . . . . .               (107,429)         (102,615)
                                                                                      --------------    --------------
         Net Property and Equipment . . . . . . . . . . . . . . . . . . . . .                 78,261            71,248

NOTES AND OTHER RECEIVABLES LONG-TERM . . . . . . . . . . . . . . . . . . . .                  4,636             5,017
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES  . . . . . . . . . .                    420             4,036
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    564               818
                                                                                      --------------    --------------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      123,631    $      120,167
                                                                                      ==============    ==============

              LIABILITIES AND SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $       18,382    $       14,808
  Accrued Expenses, Including Interest  . . . . . . . . . . . . . . . . . . .                  4,665             4,909
                                                                                      --------------    --------------
         Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .                 23,047            19,717

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    409               516
DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    303               303

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
  $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at September 30, 1995
    and December 31, 1994, respectively ($28,750 liquidation value) . . . . .                 28,750            28,750
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 15,000,000 shares authorized; 4,518,104 shares issued and 4,106,951 and 4,089,447 shares outstanding at
    September 30, 1995 and December 31, 1994, respectively                                        45                45
  Paid-In Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 99,169            99,135
  Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . . . . . . .                (22,909)          (22,895)
  Less:  Notes Receivable from Officers for Restricted Stock  . . . . . . . .                   (232)             (232)
         Restricted Stock . . . . . . . . . . . . . . . . . . . . . . . . . .                    (38)              (57)
         Treasury Stock, at cost, 411,153 and 428,657 shares at
           September 30, 1995 and December 31, 1994, respectively . . . . . .                 (4,913)           (5,115)
                                                                                      --------------    --------------
         Total Shareholders' Equity  . . . . . . . . . . . . . . . . . . . .                  71,122            70,881
                                                                                      --------------    --------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . .          $      123,631    $      120,167
                                                                                      ==============    ==============

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Three Months              Nine Months
                                                                                    Ended September 30,      Ended September 30,
                                                                                 ------------------------  -----------------------
                                                                                   1995         1994         1995         1994
                                                                                 ----------   -----------  ----------   ----------
                                                                                                    (In thousands)
   OPERATING ACTIVITIES:
     Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    1,646   $     2,004  $    1,981   $    4,942
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation, Depletion and Amortization  . . . . . . . . . . . . .            1,473         3,571       4,929       10,671
       Contract Termination Provision  . . . . . . . . . . . . . . . . . .               --         1,816          --        5,193
       Mobilization Expense Amortization . . . . . . . . . . . . . . . . .              131           129         388          398
       (Gain) Loss on Disposition of Assets  . . . . . . . . . . . . . . .                6           (81)         47         (617)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (31)         (130)         84         (330)
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .           (1,707)        1,147      (4,187)       1,583
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .               72          (254)      1,195       (3,940)
         Drilling Contracts in Progress  . . . . . . . . . . . . . . . . .           (5,436)        2,562     (11,069)      (7,786)
         Prepaid Expenses and Other Current Assets . . . . . . . . . . . .              667          (300)      1,672       (1,678)
         Investments in and Advances to Unconsolidated Affiliates  . . . .            3,666        (4,052)      3,616       (4,221)
         Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .               --          (185)         --         (987)
         Accounts Payable and Other Accrued Liabilities  . . . . . . . . .            2,545        (2,600)      3,579        5,025
                                                                                 ----------   -----------  ----------   ----------
           Net Cash Provided By Operating Activities . . . . . . . . . . .            3,032         3,627       2,235        8,253
   INVESTING ACTIVITIES:
     Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . .           (2,529)       (1,654)    (12,397)      (8,109)
     Proceeds from Sale of Property and Equipment  . . . . . . . . . . . .               14         1,276         217        1,349
     Collection of Notes Receivable  . . . . . . . . . . . . . . . . . . .              144           256       1,381          846
                                                                                 ----------   -----------  ----------   ----------
           Net Cash Used In Investing Activities   . . . . . . . . . . . .           (2,371)         (122)    (10,799)      (5,914)
   FINANCING ACTIVITIES:
     Proceeds from Borrowings  . . . . . . . . . . . . . . . . . . . . . .            1,000         6,500       3,000       17,000
     Payments on Borrowings  . . . . . . . . . . . . . . . . . . . . . . .           (3,000)       (7,162)     (3,000)     (19,737)
     Acquisition of Treasury Stock . . . . . . . . . . . . . . . . . . . .               --          (698)         --       (4,618)
     Preferred Stock Dividends . . . . . . . . . . . . . . . . . . . . . .             (665)         (665)     (1,995)      (1,995)
                                                                                 ----------   -----------  ----------   ----------
       Net Cash Used In Financing Activities   . . . . . . . . . . . . . .           (2,665)       (2,025)     (1,995)      (9,350)
                                                                                 ----------   -----------  ----------   ----------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .           (2,004)        1,480     (10,559)      (7,011)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . .            2,765         2,124      11,320       10,615
                                                                                 ----------   -----------  ----------   ----------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .       $      761   $     3,604  $      761   $    3,604
                                                                                 ==========   ===========  ==========   ==========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         Notes to Interim Consolidated Financial Statements (Unaudited)
                               September 30, 1995


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

3.  PROPERTY AND EQUIPMENT

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

4.  SUBSEQUENT EVENT

Subsequent to September 30, 1995, the Company drew $4.0 million under its revolving line of credit to fund its working capital requirements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994

The Company recognized net income, before preferred dividends, of $1.6 million during the third quarter of 1995 compared to net income of $2.0 million in the third quarter of 1994. Operating income decreased $1.1 million in the third quarter of 1995 compared to the same period in 1994. The decrease in operating income was primarily due to a reduction in daywork drilling operating income of $1.8 million, partially offset by an increase in engineering services operating income of $.3 million, an increase in MOPU operating income of $.2 million, a reduction in oil and gas operating losses of $.1 million, and a reduction in corporate overhead of $.1 million.

                                                                                                INCREASE
                                                             1995              1994            (DECREASE)
                                                        -------------      -------------     --------------
                                                                            (UNAUDITED)
                                                                           (IN THOUSANDS)
Revenues:
   Daywork Drilling:
     Domestic   . . . . . . . . . . . . . . . . . .      $          --     $           4     $          (4)
     Foreign  . . . . . . . . . . . . . . . . . . .              4,806             9,459            (4,653)
Engineering Services  . . . . . . . . . . . . . . .             16,108            12,327             3,781
MOPU Operations . . . . . . . . . . . . . . . . . .              1,318             4,281            (2,963)
Oil and Gas . . . . . . . . . . . . . . . . . . . .                359               603              (244)
Eliminations  . . . . . . . . . . . . . . . . . . .             (2,555)           (1,124)           (1,431)
                                                         -------------     -------------     -------------
     Consolidated  . . . . . . . . . . . . . . . .       $      20,036     $      25,550     $      (5,514)
                                                         =============     =============     =============
Operating Income (Loss):
   Daywork Drilling:
     Domestic . . . . . . . . . . . . . . . . . . . .    $          --     $          76     $         (76)
     Foreign  . . . . . . . . . . . . . . . . . . . .              588             2,268            (1,680)
Engineering Services  . . . . . . . . . . . . . . . .              836               490               346
MOPU Operations . . . . . . . . . . . . . . . . . . .              811               620               191
Oil and Gas . . . . . . . . . . . . . . . . . . . . .               17              (128)              145
Corporate Office  . . . . . . . . . . . . . . . . . .           (1,335)           (1,393)               58
Eliminations  . . . . . . . . . . . . . . . . . . . .               --                70               (70)
                                                         -------------     -------------     -------------
     Consolidated   . . . . . . . . . . . . . . . . .    $         917     $       2,003     $      (1,086)
                                                         =============     =============     =============


Daywork Drilling

Domestic daywork drilling operating results reflect the Company's strategy to diversify away from the volatile domestic market. The Company mobilized the balance of its land rig fleet to Venezuela during the first quarter of 1994.

Foreign daywork drilling operating income decreased $1.7 million during the third quarter of 1995 compared to the third quarter of 1994. Foreign daywork drilling operating results reflect decreased operating income primarily due to the stacking of one of the Company's jack-up drilling rigs which completed operations in Mexico during the fourth quarter of 1994 for Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture in which the Company holds a one-third ownership interest, and the expiration of the contracts on the Company's 2 jack-up drilling rigs which worked in Venezuela. The Company's 2 jack-up drilling rigs which operated in Venezuela continued drilling operations through April on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well. The turnkey portion of the well was completed during the third quarter of 1995, and the rig is currently working on a daywork basis.

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

Contracts on 2 of the 5 land drilling rigs working for Corpoven S.A. ("Corpoven") have been extended for one year into September, 1996 at increased dayrates. The other 3 land drilling rigs have contracts or agreements which extend into February, 1997. The Company acquired, renovated and mobilized an additional land rig to Venezuela which began drilling operations on the first of 2 wells during September, 1995.

Engineering Services

Engineering services revenues increased $3.8 million in the third quarter of 1995 compared to the third quarter of 1994, while operating income increased $.3 million during the same period. Four turnkey drilling contracts were completed during the third quarter of 1995 compared to 6 turnkey drilling contracts completed during the same period in 1994. Operating income of $.8 million reported in the third quarter of 1995 included an accrual of $1.0 million for expected losses on 2 turnkey drilling contracts in progress at September 30, 1995. Two of the turnkey wells which were completed during the third quarter in 1994 were drilled by CNCTI and recorded under the equity method. In addition, one of the turnkey wells which was completed during the third quarter of 1994 was drilled by Cliffs-Neddrill Turnkey International ("CNTI"), a 50/50 joint venture between the Company and Neddrill Nederland B.V. of the Netherlands, and recorded under the equity method.

At September 30, 1995, the Company had 3 turnkey wells in progress in Venezuela and 4 additional turnkey wells in progress in the United States.

MOPU Operations

MOPU revenues decreased $3.0 million in the third quarter of 1995 compared to the third quarter of 1994. MOPU operating income increased $.2 million during the same period. The decrease in revenues was primarily due to the expiration in May, 1994 and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The 3 MOPUs which worked in Venezuela contributed revenues of $3.2 million and an operating loss of $.2 million during the third quarter of 1994. One of the 3 MOPUs was demobilized to the United States during the second quarter of 1994 and is currently being marketed. In the fourth quarter of 1994, the charterer exercised options to purchase the other 2 MOPUs, which worked in Venezuela, for a total of $4.0 million. See "Liquidity and Capital Resources."

The contract for MARLIN No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and secured a contract for operations which commenced in the second quarter of 1995. The option for a two-year contract on another MOPU, Cliffs No. 10, was terminated by the charterer effective August 31, 1995. The supply unit completed operations in the Bay of Campeche, Mexico during the third quarter of 1995 and was demobilized to the U.S. Gulf of Mexico.

Oil and Gas

Oil and gas revenues decreased $.2 million in the third quarter of 1995 compared to the third quarter of 1994, primarily due to reduced gas revenues resulting from production declines and lower gas prices during the third quarter of 1995 compared to the same period in 1994. The Company recognized operating income during the same period, primarily due to a reduction in depreciation, depletion and amortization and operating expenses, partially offset by the decrease in revenues.

Corporate Overhead

Corporate overhead was held constant during the third quarter of 1995 compared to the third quarter of 1994.

Other Income (Expense)

The Company recognized $.7 million of other income during the third quarter of 1995. The net increase of $.7 million in other income from the third quarter of 1994 to the same period in 1995 resulted primarily from an increase in exchange rate gains of $1.2 million, partially offset by an increase in income taxes of $.8 million. See "Liquidity and Capital Resources."

Nine Months Ended September 30, 1995 and 1994

The Company recognized net income, before preferred dividends, of $2.0 million during the first nine months of 1995 compared to net income of $4.9 million in the first nine months of 1994. Operating income decreased $5.6 million in the first nine months of 1995 compared to the same period in 1994. The decrease in operating income was primarily due to a reduction in foreign daywork drilling operating income of $3.8 million, a reduction in MOPU operating income of $2.0 million, a reduction in engineering services operating income of $.1 million and an increase in corporate overhead of $.1 million, offset in part by a reduction in oil and gas operating losses of $.4 million.

                                                                                               INCREASE
                                                             1995              1994           (DECREASE)
                                                        --------------    ---------------   ---------------
                                                                           (UNAUDITED)
                                                                          (IN THOUSANDS)
Revenues:
   Daywork Drilling:
     Domestic  . . . . . . . . . . . . . . . . . .      $          --     $          19     $        (19)
     Foreign . . . . . . . . . . . . . . . . . . .             19,783            25,019           (5,236)
   Engineering Services  . . . . . . . . . . . . .             28,301            18,798            9,503
   MOPU Operations . . . . . . . . . . . . . . . .              3,793            14,870          (11,077)
   Oil and Gas . . . . . . . . . . . . . . . . . .              1,150             1,968             (818)
   Eliminations  . . . . . . . . . . . . . . . . .             (4,756)           (2,100)          (2,656)
                                                        -------------     -------------     ------------
     Consolidated  . . . . . . . . . . . . . . . .      $      48,271     $      58,574     $    (10,303)
                                                        =============     =============     ============

Operating Income (Loss):
   Daywork Drilling:
     Domestic  . . . . . . . . . . . . . . . . . .      $          --     $          14     $        (14)
     Foreign . . . . . . . . . . . . . . . . . . .              2,104             5,878           (3,774)
   Engineering Services  . . . . . . . . . . . . .              1,576             1,655              (79)
   MOPU Operations . . . . . . . . . . . . . . . .              1,768             3,817           (2,049)
   Oil and Gas . . . . . . . . . . . . . . . . . .               (123)             (531)             408
   Corporate Office  . . . . . . . . . . . . . . .             (4,000)           (3,952)             (48)
                                                        -------------     -------------     ------------
     Consolidated  . . . . . . . . . . . . . . . .      $       1,325     $       6,881     $     (5,556)
                                                        =============     =============     ============

Daywork Drilling

Domestic daywork drilling operating results reflect the Company's strategy to diversify away from the volatile domestic market. The Company mobilized the balance of its land rig fleet to Venezuela during the first quarter of 1994.

Foreign daywork drilling revenues decreased $5.2 million during the first nine months of 1995 compared to the first nine months of 1994 while operating income decreased $3.8 million during the same period. Foreign daywork drilling operating results reflect decreased revenues and operating income primarily due to the stacking of one of the Company's jack-up drilling rigs which completed operations in Mexico during the fourth quarter of 1994 for CNCTI. The Company's 2 jack-up drilling rigs operating in Venezuela continued drilling operations through April on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well. The turnkey portion of the well was completed during the third quarter of 1995, and the rig is currently working on a daywork basis.

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

Contracts on 2 of the 5 land drilling rigs working for Corpoven have been extended for one year into September, 1996 at increased dayrates. The other 3 land drilling rigs have contracts or agreements which extend into February, 1997. The Company acquired, renovated and mobilized an additional land rig to Venezuela which began drilling operations on the first of 2 wells during September, 1995.

Engineering Services

Engineering services revenues increased $9.5 million in the first nine months of 1995 compared to the first nine months of 1994, while operating income decreased $.1 million during the same period. Seven turnkey drilling contracts were completed during the first nine months of 1995 compared to 10 turnkey drilling contracts completed during the same period in 1994. Operating income for the first nine months of 1995 included $1.3 million of losses incurred on 2 completed turnkey drilling contracts and an accrual of $1.0 million for expected losses on 2 turnkey drilling contracts in progress at September 30, 1995. One of the turnkey wells which was completed during the first nine months of 1995 and 4 of the turnkey wells which were completed during the same period in 1994 were drilled by CNCTI and recorded under the equity method. In addition, one of the turnkey wells which was completed during the first nine months of 1994 was drilled by CNTI and recorded under the equity method.

At September 30, 1995, the Company had 3 turnkey wells in progress in Venezuela and 4 additional turnkey wells in progress in the United States.

MOPU Operations

MOPU revenues decreased $11.1 million in the first nine months of 1995 compared to the first nine months of 1994. MOPU operating income decreased $2.0 million during the same period. The decrease in revenues and operating income was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The 3 MOPUs which worked in Venezuela contributed revenues of $11.8 million and operating income of $1.8 million during the first nine months of 1994. One of the 3 MOPUs was demobilized to the United States during the second quarter of 1994 and is currently being marketed. In the fourth quarter of 1994, the charterer exercised options to purchase the other 2 MOPUs, which worked in Venezuela, for a total of $4.0 million. See "Liquidity and Capital Resources."

The contract for MARLIN No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and secured a contract for operations which commenced in the second quarter of 1995. The option for a two-year contract on another MOPU, Cliffs No. 10, was terminated by the charterer effective August 31, 1995. The supply unit completed operations in the Bay of Campeche, Mexico during the third quarter of 1995 and was demobilized to the U.S. Gulf of Mexico.

Oil and Gas

Oil and gas revenues decreased $.8 million during the first nine months of 1995 compared to the same period in 1994, primarily due to reduced gas revenues resulting from production declines and lower gas prices during the first nine months of 1995 compared to the same period in 1994. Operating losses decreased $.4 million during the same period, primarily due to a reduction in depreciation, depletion and amortization and operating expenses, partially offset by the decrease in revenues.

Corporate Overhead

Corporate overhead increased slightly during the first nine months of 1995 compared to the same period in 1994, due primarily to employment related costs.

Other Income (Expense)

The Company recognized $.7 million of other income during the first nine months of 1995 compared to $1.9 million of other expense during the same period in 1994. The net decrease in other expense resulted primarily from an increase in exchange rate gains of $2.5 million. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $10.5 million from $11.3 million at December 31, 1994 to $.8 million at September 30, 1995. The decrease resulted from $12.4 million used to fund capital expenditures and $2.0 million used for payments of preferred stock dividends, partially offset by $2.3 million provided by operations and $1.6 million received from the collection of notes receivable and the sale of property and equipment.

Cash of $2.3 million provided by operating activities included $5.2 million used for working capital and other requirements, primarily the funding of the Company's engineering services operations. "Accounts Receivable" increased primarily due to the completion of a turnkey well in Venezuela at the end of the third quarter of 1995. "Drilling Contracts in Progress" and "Accounts Payable" increased from December 31, 1994 to September 30, 1995 due primarily to the Company's domestic and Venezuelan turnkey operations. "Other Prepaid Expenses" decreased from December 31, 1994 to September 30, 1995 due primarily to the sale of Venezuelan tax deposits in the first quarter. "Investments in and Advances to Unconsolidated Affiliates" decreased from December 31, 1994 to September 30, 1995 due primarily to distributions received from CNCTI.

Cash was used during the first nine months of 1995 to fund $12.4 million of capital expenditures, which primarily related to the purchase and renovation of a 3000 HP land rig, Cliffs Drilling Rig 54, for an initial contract to drill 2 wells on a daywork basis in Venezuela. The contract commenced during the third quarter of 1995. The Company has plans for other capital expenditures totaling approximately $2.0 million during the last three months of 1995. The Company intends to fund these remaining capital expenditure requirements with internally-generated cash flow and amounts currently available under its revolving line of credit.

Two of the Company's jack-up drilling rigs operating in Venezuela continued drilling operations through April, 1995 on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well. The turnkey portion of the well was completed during the third quarter of 1995, and the rig is currently working on a daywork basis. On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which has been attributed to an earthquake in Venezuela in May, 1994. The Company and its underwriters are currently assessing the damage. The Company has insurance to cover repair of the damage resulting from these incidents.

The LANGLEY, one of 3 MOPUs which worked in Venezuela, ended its two-year contract in May, 1994, and the contract was not extended. The rig was demobilized back to the United States, and the demobilization costs were reimbursed to the Company by the charterer. Each of the 2 remaining MOPUs which worked in Venezuela had initial contract terms of two years which expired in September, 1994, subject to certain buyout options. The charterer exercised its option to purchase the 2 remaining MOPUs effective December, 1994 for total proceeds of $4.0 million.

Approximately 75% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first nine months of 1995. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. Exchange losses increased substantially in 1994 due to significant devaluation of the

Venezuelan Bolivar during the second quarter of 1994. Venezuela instituted currency exchange controls during June, 1994 in response to this devaluation. These exchange controls continue in effect and have substantially eliminated exchange losses attributable to the Company's Venezuelan operations during the first nine months of 1995. However, the Company continues to be exposed to future foreign currency losses if the currency becomes volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

During March, 1995, the Company sold 500 million Bolivars of Venezuelan tax deposits at a 17.5% discount and received $2.4 million in equivalent Bolivars, resulting in an exchange loss of $.5 million. This loss is offset by $2.0 million in gains recorded in connection with currency swaps and Venezuela Brady Bond transactions. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations.

The Company's $20.0 million revolving line of credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") matures on January 1, 1996 and is expected to be renewed prior to its expiration. As of September 30, 1995, the Company had no outstanding balance on the revolving line of credit with INCC. Subsequent to September 30, 1995, the Company drew $4.0 million under its revolving line of credit to fund its working capital requirements.

The Company from time to time purchases its Common Stock in the open market. During 1994, the Company purchased 427,000 shares of its Common Stock at an aggregate purchase price of $5.1 million, or approximately $11.93 per share. Management of the Company believes that the Common Stock is trading at prices which do not reflect the value of the Company and has determined that the acquisition of such stock would be in the best interest of the Company and its shareholders. All of the acquired shares are held as Common Stock in treasury, less shares issued under certain benefit plans. No treasury stock was purchased during the first nine months of 1995.

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

                                        CLIFFS DRILLING COMPANY

Date:       November 3, 1995            By:     /s/  Edward A. Guthrie
      ------------------------------        ------------------------------------
                                                     Edward A. Guthrie
                                                  Vice President - Finance



Date:       November 3, 1995            By:      /s/  Cindy B. Taylor
      ------------------------------        ------------------------------------
                                                      Cindy B. Taylor
                                                    Corporate Controller

                                EXHIBIT INDEX





27  Financial Data Schedule