Form 10-K405
period 1995-12-31
CLIFFS DRILLING CO
filed 1996-03-04
CIK 831964

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-16703
                            CLIFFS DRILLING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     76-0248934
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
         1200 SMITH STREET, SUITE 300                        (ZIP CODE) 77002
                HOUSTON, TEXAS

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates, as of February 29, 1996, was $85,145,382. All executive officers and directors of the Registrant are treated as if they may be deemed affiliates of the Registrant.

     Number of shares of Common Stock, $.01 par value, of the Registrant outstanding at February 29, 1996, was 6,230,822.

                      DOCUMENTS INCORPORATED BY REFERENCE

                              DOCUMENTS                                  REFERENCED IN THIS REPORT
----------------------------------------------------------------------   -------------------------
Certain portions of the Registrant's definitive proxy statement for
  the 1996 Annual Meeting of Shareholders                                        Part III


                   (Exhibit Index Located on Pages 48 to 50)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                         PAGE
                                                                                         ----
PART I

1. and 2.     Business and Properties..................................................    2
              General..................................................................    2
              Recent Developments......................................................    2
              Industry Conditions and Company Strategy.................................    3
              Contract Drilling and MOPU Operations....................................    4
              Oil and Gas Operations...................................................    9
              Environmental Controls...................................................    9
              Government Regulation....................................................   10
              Risks and Insurance......................................................   10
              Employees................................................................   11
              Other Properties.........................................................   11

3.            Legal Proceedings........................................................   11

4.            Submission of Matters to a Vote of Security-Holders......................   12

PART II

5.            Market For Registrant's Common Equity and Related Stockholder Matters....   12

6.            Selected Financial Data..................................................   13

7.            Management's Discussion and Analysis of Financial Condition and Results
                of Operations..........................................................   14

8.            Financial Statements and Supplementary Data..............................   21

9.            Changes in and Disagreements With Accountants on Accounting and Financial
                Disclosure.............................................................   21

PART III

10.           Directors and Executive Officers of the Registrant.......................   21

11.           Executive Compensation...................................................   21

12.           Security Ownership of Certain Beneficial Owners and Management...........   21

13.           Certain Relationships and Related Transactions...........................   22

PART IV

14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   22

SIGNATURES.............................................................................   24

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cliffs Drilling Company (the "Company") is an international oil service and engineering company. The Company is engaged in daywork and turnkey drilling, engineering services and the operation of mobile offshore production units ("MOPUs"). MOPUs are offshore production systems, usually converted jack-up rigs, from which the drilling equipment is removed and production equipment is installed, and, like jack-up rigs and other mobile drilling rigs, are moveable and re-usable. The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela.

     The Company (including its predecessors) has been in the contract drilling business since 1978. Recognizing the economic conditions which have adversely affected the domestic contract drilling business, the Company undertook a strategic plan in 1989 to diversify its scope of operations beyond the traditional domestic daywork drilling markets. To achieve its strategic objective, the Company continued its emphasis on turnkey drilling operations, expanded its well engineering and management services, became a leader in the development and operation of MOPUs, pursued foreign drilling and production opportunities, and sold a majority of its land rigs. In addition, the Company sold its four inland posted barge drilling rigs effective January 1, 1993. As a result of the implementation of this strategy, the Company is no longer dependent on the highly competitive U.S. daywork drilling market and has positioned itself as a niche player in higher margin segments of drilling and production operations. In 1991, the Company contracted 2 jack-up drilling rigs and 2 land drilling rigs to work in Venezuela, and in addition, purchased 3 jack-up rigs and converted them to MOPUs. The 3 MOPUs were contracted to Dresser-Rand Company ("Dresser-Rand") under two-year contracts with an aggregate dayrate of $52,500 and were used as portable compression units ("portacompressors") in Lake Maracaibo, Venezuela. The contracts expired during May and September, 1994 with 2 of the units, the FRANKLIN and FORRESTAL, being purchased by the charterer during December, 1994 for $4.0 million. The Company purchased 5 jack-up drilling rigs during the fourth quarter of 1992. The Company converted 2 of the 5 rigs to MOPUs during 1993, used one unit as a mobile offshore supply unit in the Bay of Campeche, Mexico from February, 1993 through October, 1995, mobilized another rig for turnkey drilling operations in the Bay of Tampico, Mexico during 1994, and bareboat chartered the remaining unit during 1994 to a third party for use as a workover rig in the U.S. Gulf of Mexico. The charterer has an option to purchase the rig at the end of the charter. During 1995, the Company purchased and renovated a 3000 HP land rig, Cliffs Drilling Rig 54, for an initial contract to drill 2 wells on a daywork basis in Venezuela. As a result of damage caused by an earthquake, the jack-up drilling rig MARQUETTE was determined to be a compromised total loss in December, 1995, and insurance underwriters paid the Company $14.6 million. The rig has subsequently been scrapped and salvaged by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company currently owns and operates 2 offshore jack-up rigs, 6 land rigs and 6 MOPUs.

RECENT DEVELOPMENTS

     The LANGLEY, one of 3 MOPUs which worked in Venezuela, ended its two-year contract with Maraven, S.A. ("Maraven") in May, 1994. The rig was demobilized to the United States and marketed. The LANGLEY has been bareboat chartered to Sedco Forex International, Inc. ("Sedco") for a five-year term for use as a MOPU offshore Nigeria. The rig will be mobilized to Nigeria midyear 1996 following modifications.

     During February, 1996, the Company bareboat chartered an idle jack-up drilling rig, Cliffs No. 12, to a third party for use as a workover rig in the U.S. Gulf of Mexico. The two-year charter may be terminated by the Company upon 30 days notice. The charterer may terminate the contract after six months upon 30 days notice.

     The Company was recently awarded a contract by Lagoven, S.A. ("Lagoven") to manage the labor and maintenance on two 2000 HP land drilling rigs currently operating in eastern Venezuela.

     The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock") on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. The remaining 34,012 shares were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million.

INDUSTRY CONDITIONS AND COMPANY STRATEGY

     Demand for the Company's services depends primarily upon the level of spending by oil and gas companies for exploration, development and production activities. Current demand for offshore drilling rigs is much improved and world utilization is at its highest level since early 1985. Significant increases in foreign exploration and production activity have resulted in improvements in the market for oilfield services. However, energy industry spending for U.S. exploration and production activities has been reduced in the past due to volatility in oil prices and depressed natural gas prices. This price volatility has created extreme cycles in the drilling and oilfield service businesses. Recognizing the economic conditions which have adversely affected the domestic contract drilling business, the Company undertook a strategic plan in 1989 to diversify its scope of operations beyond the traditional domestic daywork contract drilling market. The Company's management adopted a proactive approach to identify, develop and exploit several market segments which the Company believes provide higher margins and more reliable operating income and cash flow than the traditional domestic daywork drilling market. As a result of its actions, the Company is now positioned in 4 different business segments. See
Note 12 of Notes to Consolidated Financial Statements.

     Daywork Drilling. In response to the downturn in domestic daywork drilling contract activity, the Company sold 10 of its 16 land drilling rigs in 1989, deployed 2 jack-up drilling rigs and 2 land drilling rigs to Venezuela in 1991 to work under daywork drilling contracts and sold its 4 barge drilling rigs effective January 1, 1993. The Company mobilized another domestic land drilling rig to Venezuela to work under a daywork drilling contract for a three-year term which commenced in the first quarter of 1994. The Company also mobilized an idle domestic jack-up drilling rig during 1994 to the Bay of Tampico, Mexico to drill 2 turnkey wells for Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture among Cliffs Drilling International, Inc. ("International"), a wholly-owned subsidiary of the Company, Neddrill Turnkey Drilling B.V. ("Neddrill") and Perforadora Central, S.A. de C.V. The Company purchased and renovated a 3000 HP land rig, Cliffs Drilling Rig 54, for an initial contract to drill 2 wells on a daywork basis in Venezuela. The Company currently operates all of its 6 land drilling rigs and one of its 2 jack-up drilling rigs in Venezuela. The Company is optimistic about the Venezuelan drilling market due to the recent programs for reactivation of marginal fields and profit-sharing contracts initiated by Petroleos de Venezuela S.A. ("PDVSA").

     Engineering Services. Turnkey drilling has been a key element in the Company's long-term strategy since 1982. The Company believes that its downhole engineering expertise, extensive operating experience, veteran personnel and risk management capabilities have allowed the Company to reduce the risks inherent in turnkey drilling operations. From 1982 through December 31, 1995, the Company completed 257 turnkeys with aggregate revenues of $630.8 million, direct income before depreciation and allocated overhead of $83.3 million, and operating income of $53.5 million. In recent years, the turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. Domestic turnkey operators have been very aggressive in pricing Gulf of Mexico turnkeys and competition is intense. International turnkeys have achieved greater acceptance, and the Company believes that expansion opportunities exist in this market. The Company believes its expertise has enabled it to be more selective in its turnkey drilling operations and to achieve profitable turnkey drilling operating results. The Company began providing well engineering and management services during 1993 as an expansion of this business segment. Under these arrangements, the Company is responsible for well design and well site supervision.

     MOPU Operations. Since 1989, the Company has emphasized the development and operation of MOPUs, which represent a strong source of revenues to the Company with minimal operating cost requirements and higher profit margins. MOPUs create expansion opportunities for the Company and provide some insulation against decreased revenues during periods of weak drilling markets. The conversion of offshore drilling rigs into MOPUs has become one of the attractive niches in which the Company has diversified its operations. The Company also believes that its engineering expertise and experience with MOPUs give it a competitive advantage which will allow the Company to take advantage of opportunities in both domestic and foreign markets.

     Oil and Gas. The Company, from time to time, enhances the marketing of its turnkey contract drilling operations by participating in oil and gas exploration and development activities through its contract drilling support ("CDS") program. In the past, this strategy was instrumental in increasing the Company's contract drilling operations and enabled the Company to participate in the exploration and development of oil and gas. In 1993, the Company began to de-emphasize its CDS program due to marginal financial performance of the segment.

CONTRACT DRILLING AND MOPU OPERATIONS

     Daywork Drilling. The Company currently owns and operates 8 drilling rigs, consisting of 2 jack-up drilling rigs and 6 land drilling rigs. Another of the Company's jack-up drilling rigs, the MARQUETTE, was determined to be a compromised total loss during December, 1995. Insurance underwriters paid the Company $14.6 million for damages to the MARQUETTE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The MARQUETTE and LASALLE jack-up drilling rigs worked for Maraven in Lake Maracaibo, Venezuela through April, 1995. Maraven paid the Company $4.3 million to demobilize the rigs out of Lake Maracaibo. The LASALLE is currently working on a daywork contract for Maraven offshore Venezuela. The LASALLE is capable of drilling to depths of 25,000 feet. The unit is cantilevered, which allows for extension of a portion of the drilling rig platform over fixed production platforms, and is equipped with a "top drive" drilling system. The Company operated another jack-up drilling rig in the Bay of Tampico, Mexico during 1994. The rig is a mat-supported unit capable of drilling to a depth of 20,000 feet. The rig was under contract to CNCTI, a joint venture in which the Company has a one-third ownership percentage, for the duration of drilling a 2 well package awarded CNCTI by Petroleos de Mexico S.A. ("PEMEX"). These operations completed during the fourth quarter of 1994, and the rig was demobilized to the U.S. Gulf of Mexico in November, 1994. The Company recently secured a bareboat charter on this unit, Cliffs No. 12, from a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company's land rig fleet consists of 4 diesel/electric rigs and 2 mechanical rigs, 5 of which are capable of drilling to a depth of 25,000 feet. During 1995, the Company purchased and renovated a 3000 HP land rig, named Cliffs Drilling Rig 54, for an initial contract to drill 2 wells on a daywork basis in Venezuela for Total Oil and Gas Venezuela B.V. ("Total"). This land rig is capable of drilling to a depth of 30,000 feet. Drilling activities for Cliffs Drilling Rig 54 commenced in the third quarter of 1995, and renewals are at the option of Total. During the second quarter of 1991, 2 of the land rigs commenced operations under contracts with Corpoven, S.A. ("Corpoven") in eastern Venezuela. These contracts expire in September, 1996. Three additional land rigs, one of which is contracted on a daywork basis for a three-year term with Corpoven, commenced drilling operations in Venezuela during 1994. The remaining 2 land rigs are currently drilling turnkey wells for Corpoven.

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

     Most of the Company's drilling contracts are obtained through competitive bids. Generally, domestic drilling contracts are for a single well while foreign drilling contracts are for multiple wells, with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts typically obligate the Company to pay certain operating expenses, including wages of drilling personnel, maintenance expenses, incidental rig supplies, equipment and local office facilities. Domestic drilling contracts are typically subject to termination by the customer on short notice, usually upon payment of a fee. Foreign drilling contracts generally require longer notice periods for termination and also may require that the customer pay to the Company mobilization and demobilization expenses.

     Engineering Services. The Company has been active in drilling wells on a turnkey basis since 1982. Under a turnkey drilling contract, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. In addition, the Company provides technical expertise and engineering services, as well as most of the equipment required for the well, and is compensated when the contract terms have been satisfied. On a turnkey well, the Company from time to time operates rigs subcontracted from other drilling contractors on a dayrate basis. The Company also subcontracts substantially all of the related services and manages the drilling process. The risks to the Company on a turnkey drilling contract are substantially greater than on a well drilled on a daywork basis because the Company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including risk of blowout, loss of hole, stuck drill stem, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies and personnel. The Company employs a technically proficient and experienced engineering staff that examines the available seismic, geologic and drilling data to identify and minimize many of the drilling risks assumed by the Company. The Company believes that the application of this expertise allows it to evaluate the risks of a proposed contract and bid accordingly. When possible, the Company seeks fixed price contracts from its subcontractors to minimize or eliminate cost fluctuations. The Company also maintains insurance coverage against certain drilling hazards. See "Business and Properties -- Risks and Insurance."

     The Company completed 15 turnkey drilling contracts during both 1995 and 1994, with revenues of $54.2 million and $33.9 million, respectively. The increase in revenues was primarily attributable to the mix of turnkey wells drilled during 1995 and 1994. One and 5 of the turnkey contracts completed in 1995 and 1994, respectively, related to the Company's interest in CNCTI. One turnkey contract completed in 1994 related to the Company's interest in Cliffs-Neddrill Turnkey International ("CNTI"), a 50/50 joint venture between the Company and Neddrill. These joint venture turnkey contracts were accounted for under the equity method in the Company's consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements. Three turnkey drilling contracts have been completed since December 31, 1995 with contract revenues of $15.4 million. The Company currently has two turnkey drilling contracts in progress with expected contract revenues of $9.6 million.

     The Company also provides well engineering and management services. Under these agreements, the Company is responsible for well design and well site supervision. The Company has provided these services both domestically and internationally since 1993.

     MOPU Operations. The Company currently owns 6 MOPUs capable of operating in both domestic and foreign waters. Included in the 6 MOPUs are 4 of the 5 jack-up drilling rigs which the Company purchased during the fourth quarter of 1992. The Company converted 2 of the 5 rigs to MOPUs, used one unit as a supply unit in the Bay of Campeche, Mexico through October, 1995, and bareboat chartered the other unit in 1994 to a third party for use as a workover rig in the U.S. Gulf of

Mexico. The charterer has an option to purchase the rig at the end of the charter. The rig that worked in Mexico was demobilized to the U.S. Gulf of Mexico during the fourth quarter of 1995, and is currently being marketed. Another MOPU converted during 1993, Cliffs No. 10, is also currently being marketed. The Company's MOPUs are jack-up rigs which have been modified to accommodate production or compression equipment, rather than drilling equipment. During the fourth quarter of 1991, the Company acquired 3 jack-up drilling rigs and converted the rigs to MOPUs for use as portable compression units. Each of these units completed operations in Lake Maracaibo, Venezuela during 1994, and the charterer purchased 2 of the units in December, 1994. The remaining unit, the LANGLEY, has been bareboat chartered to Sedco for a five-year term for use as a MOPU offshore Nigeria. The rig will be mobilized to Nigeria in midyear 1996 following modifications. Sedco has an option to purchase the rig at the end of the charter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     MOPU contracts are generally on a dayrate basis and are normally long-term, either for a period of years or a period of time sufficient to obtain the economic production from an offshore oil and gas field or wells within such field. It is not unusual for such contracts to contain renewal provisions at the option of the customer. Under such contracts, the Company is generally responsible for maintenance, operation and repair of the MOPU hull structure. The Company is generally not responsible for risk of pollution or for damage to or replacement of the customer's production equipment, although the Company generally is responsible for damage to its production equipment. The Company maintains insurance coverage against risk of damage to or loss of the MOPUs and related equipment as is customary in the industry. See "Business and Properties -- Risks and Insurance."

     Utilization. The Company's rigs are inactive from time to time. Historically, the drilling industry reaches its peak level of activity during the period October through January. Currently, all of the Company's 8 drilling rigs are either under contract or preparing for contracts. In addition, 4 of the Company's 6 MOPUs are under contract and 2 are stacked. The Company believes that its stacking procedures minimize stacking and maintenance costs, and that the stacked rigs could be placed in service with minimal cost and delay should it become attractive to do so.

     The following table provides the current status of and information about the drilling rigs and MOPUs owned and operated by the Company:

                                      RATED DEPTH
                            YEAR    ----------------         AREA OF            TYPE OF
    EQUIPMENT       TYPE    BUILT   WATER   DRILLING        OPERATION           CONTRACT                CUSTOMER
----------------- --------  -----   -----   --------   -------------------  ----------------  ----------------------------
DRILLING RIGS
    VENEZUELA
    LASALLE...... Jack-up    1982   150'     25,000'   Offshore Venezuela   Term Daywork      Maraven
    28........... Land       1977    N/A     25,000'   Eastern Venezuela    Term Daywork      Cliffs Turnkey
    40........... Land       1980    N/A     25,000'   Eastern Venezuela    Term Daywork      Corpoven
    41........... Land       1981    N/A     25,000'   Eastern Venezuela    Term Daywork      Cliffs Turnkey
    42........... Land       1981    N/A     25,000'   Eastern Venezuela    Term Daywork      Corpoven
    43........... Land       1981    N/A     25,000'   Eastern Venezuela    Term Daywork      Corpoven
    54........... Land       1981    N/A     30,000'   Eastern Venezuela    Term Daywork      Total
    UNITED STATES
    Cliffs No.    Jack-up    1980   200'     20,000'   Gulf of Mexico       Term Daywork      Hercules Offshore
      12.........                                                                             Corporation
MOBILE OFFSHORE PRODUCTION UNITS
    UNITED STATES
    Cliffs No.    MOPU       1967   150'         N/A   Gulf of Mexico       Term Daywork      Vastar Resources, Inc.
      4..........
    Cliffs No.    MOPU       1977   250'         N/A   Gulf of Mexico       Term Daywork      Union Pacific Resources
      8..........                                                                             Corp.
    Cliffs No.    MOPU       1979   250'         N/A   Gulf of Mexico       N/A               N/A
      10.........
    Cliffs No.    MOPU       1980   200'         N/A   Gulf of Mexico       Term Daywork      Hercules Offshore
      11.........                                                                             Corporation
    Cliffs No.    MOPU       1980   200'         N/A   Gulf of Mexico       N/A               N/A
      14.........
    NIGERIA
    LANGLEY...... MOPU       1965   350'         N/A   Nigeria              Term Daywork      Sedco

     Foreign Operations. For the fiscal years ended December 31, 1995, 1994 and 1993, 63%, 78% and 64%, respectively, of the Company's consolidated revenues were derived from foreign operations, principally in Venezuela and Mexico. See
Note 13 of Notes to Consolidated Financial Statements.

     The Company is currently operating one jack-up drilling rig offshore Venezuela pursuant to a turnkey drilling contract with Maraven, an affiliate of PDVSA. The Company also operates 3 of its land rigs in eastern Venezuela under daywork drilling contracts with Corpoven, an affiliate of PDVSA. During 1994, 2 additional land rigs began operating in eastern Venezuela under turnkey drilling contracts with Corpoven. During 1995, the Company purchased and renovated a 3000 HP land rig for an initial contract to drill 2 wells on a daywork basis in Venezuela for Total. Drilling activities for this rig commenced in the third quarter of 1995, and renewals are at the option of Total. Three of the Company's MOPUs completed operations in Lake Maracaibo, Venezuela during 1994. One of the three MOPUs which worked in Venezuela, the LANGLEY, has been bareboat chartered to Sedco for a five-year term for use as a mobile offshore production unit offshore Nigeria. The rig will be mobilized to Nigeria in midyear 1996 following modifications. Sedco has an option to purchase the rig at the end of the contract. One of the Company's jack-up drilling rigs acquired in the fourth quarter of 1992 completed operations during 1995 as a mobile offshore supply unit in Mexico under a contract with CNCTI. Another of the Company's jack-up drilling rigs operated in the Bay of Tampico, Mexico for CNCTI during 1994 drilling 2 turnkey wells awarded by PEMEX. The Company recently secured a bareboat charter on the jack-up drilling rig from a third party for use as a workover rig in the U.S. Gulf of Mexico. The Company will continue to bid other foreign drilling and MOPU projects.

     In 1987, the Company formed CNTI, a three-year 50/50 joint venture with Neddrill, for the marketing of turnkey drilling services in foreign markets. Neddrill is part of the Royal Nedlloyd Group N.V., a Dutch transport and energy organization. The joint venture agreement was extended through June, 1996.

     CNCTI was formed in 1992 and was initially awarded a contract to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. CNCTI was subsequently awarded 2 additional turnkey bid packages for 2 wells each in the Bay of Campeche, Mexico and the Bay of Tampico, Mexico. These operations completed during the fourth quarter of 1995.

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

     Customers. The Company's 3 largest customers for the year ended December 31, 1995, Corpoven, Maraven and Texaco Exploration & Production, Inc., accounted for approximately 66% of the Company's consolidated revenues. The Company's 4 largest customers for the year ended December 31, 1994, Corpoven, Maraven, Dresser-Rand and CNCTI, accounted for approximately 78% of the Company's consolidated revenues. The Company's 3 largest customers for the year ended December 31, 1993, Dresser-Rand, Maraven and Marathon Oil Company, accounted for approximately 63% of the Company's consolidated revenues. The loss of any major customer could have an adverse impact on the Company's operations for such period of time as may be required to find other users for the equipment. See
Note 12 of Notes to Consolidated Financial Statements.

     Equipment and Supplies. The Company obtains required supplies, services and equipment from a variety of sources. The Company has not in the past experienced shortages of such materials necessary to conduct the Company's business. However, such shortages could occur in the future and could have a material adverse effect on the Company's operations. There may be additional delays or shortages associated with obtaining supplies, services and equipment, particularly with respect to the Company's foreign operations.

     Competition. Demand for offshore drilling rigs and utilization are much improved from previous years. However, the drilling industry remains highly competitive, and no one or few drilling contractors is dominant. The Company competes with numerous other drilling contractors, some of which are substantially larger than the Company and possess appreciably greater financial and other resources. During the last three years, there have been several business consolidations which have reduced the fragmented nature of the drilling industry. Although this has decreased the total number of competitors, the Company believes that competition for drilling contracts will continue to be intense in the foreseeable future.

     Price competition is generally the major factor in the energy service industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers is also important. Other competitive factors include technical and engineering expertise, work force experience, rig suitability, safety record, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to all of these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition is usually on a regional basis; however, drilling rigs are mobile and can be moved from one region to another in response to increased demand, and an oversupply of rigs in any region may result. The Company's domestic turnkey drilling and MOPU operations are concentrated in the Texas/Louisiana Gulf Coast area, and its foreign daywork and turnkey drilling operations are primarily in Venezuela. In foreign markets, the Company competes with many of the same competitors under the same factors as in the domestic markets. Demand for onshore and offshore drilling and production equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, general economic conditions, prices of oil and gas and political considerations and policies. Improved technologies such as 3-D seismic, subsea completions, floating production systems and directional drilling have reduced the number of wells necessary to maintain or even increase supplies of oil and gas, and have therefore improved overall industry fundamentals.

     Historically, there have been few drilling contractors specializing in turnkey drilling contracts because of the extent of engineering and technical expertise required to manage the risks inherent in turnkey drilling operations, the magnitude of management commitment and the financial resources required. In recent years, the turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. Domestic turnkey operators have been very aggressive in pricing Gulf of Mexico turnkeys and competition is intense. In order to remain competitive in the current environment, the Company has expanded its foreign operations, focused its domestic drilling operations on turnkey drilling contracts, developed and marketed well engineering and management services, and become active in the development and operation of MOPUs. The Company believes that MOPUs offer several economic advantages to oil and gas operators, namely, optimizing the use of exploration budgets by avoiding the high capital costs of fixed production platforms, providing more flexibility than conventional fixed platforms in producing oil and gas, and allowing for the economic development of smaller reserves. Although the Company believes there is a market for additional MOPUs, the Company can give no assurance that there will be sufficient demand for MOPUs at rates which are profitable. Currently, margins on MOPU operations are high, which is likely to result in increased competition. Moreover, MOPUs are not widely utilized, and most companies that do utilize MOPUs own and operate their own units. The Company believes that its experience in MOPU operations enables it to compete favorably in the MOPU market. For these reasons, the Company views MOPUs as an attractive opportunity to expand its offshore services.

     Acquisitions and Dispositions of Assets. On January 17, 1989, the Company acquired the offshore assets of Marlin Drilling Co., Inc., an indirect subsidiary of Tenneco Inc., consisting of 6 offshore drilling rigs, one MOPU and certain other assets (the "Marlin Acquisition"). On May 24, 1989, the Company sold 2 jack-up rigs and a semi-submersible rig acquired in the Marlin Acquisition to Loews San Antonio Hotel Corporation, now known as Diamond Offshore Company ("Diamond M"). In conjunction with the sale, the Company entered into two-year bareboat charter agreements with Diamond M for each of the 3 rigs, all of which have expired. During the fourth quarter of 1989, the Company sold at auction 10 land rigs which were no longer deemed to be economically viable, and converted one of the jack-up rigs purchased in the Marlin Acquisition to a MOPU. On October 31, 1991, the Company purchased 3 jack-up rigs from Chiles Offshore Corporation. These rigs were refurbished, converted to MOPUs and used as portacompressors in Venezuela. The Company purchased 5 jack-up drilling rigs during the fourth quarter of 1992 and converted 2 of the 5 rigs to MOPUs, one of which is currently under contract, used one as a mobile offshore supply unit in the Bay of Campeche, Mexico through October, 1995, used one unit during 1994 for turnkey drilling operations in the Bay of Tampico, Mexico and bareboat chartered the other unit during 1994 to a third party for use as a workover rig in the U.S. Gulf of Mexico. Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs. Pursuant to buyout options exercised by the charterer during the fourth quarter of 1994, the Company sold 2 of the 3 portacompressors which worked in Lake Maracaibo, Venezuela. The Company purchased and renovated a 3000 HP land rig, Cliffs Drilling Rig 54, for an initial contract to drill 2 wells on a daywork basis in Venezuela.

     On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjuster, other damage was discovered which was attributed to an earthquake in Venezuela in May, 1994. The rig was declared a compromised total loss by the Company's insurance underwriters. The Company has scrapped the rig and salvaged various rig equipment for use on other rigs or to sell. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OIL AND GAS OPERATIONS

     Since 1987, the Company has engaged in oil and gas exploration and production activities in conjunction with marketing the Company's contract drilling services, primarily turnkey, under the Company's CDS program. Under this program, the Company sometimes takes working interests in oil and gas properties in connection with the award to the Company of a drilling contract. The Company's policy is that its working interest in such CDS wells will generally not exceed 25%. In 1993, the Company began to de-emphasize its CDS program due to marginal financial performance of the segment. The Company plans, however, to develop its existing properties where economical reserves are expected to be recovered.

     The Company's oil and gas operations were not significant; therefore, applicable disclosures were not required at or for the years ended December 31, 1995 and 1994.

ENVIRONMENTAL CONTROLS

     The Company believes it is in substantial compliance with applicable federal, state, local and foreign legislation and regulations relating to environmental controls. Also, the existence of such laws and regulations has not had, nor at this time is expected to have, any materially restrictive effect on the Company. To date, the Company has not accounted for costs or capital expenditures incurred for environmental control facilities separately from other costs incurred in the operation of its businesses. The Company does not, however, believe that any such costs or expenditures have been material, and the Company does not expect that under present conditions such costs or expenditures will become material in the foreseeable future.

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

     The drilling industry is dependent on the demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws, rules and regulations which may relate directly to the oil and gas industry. The adoption of laws, rules and regulations, both domestic and foreign, which curtail exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available drilling and production opportunities. The Company's foreign operations are subject to political, economic and other uncertainties associated with foreign operations generally, as well as the additional risks of fluctuating currency values and exchange controls. Governments may from time to time suspend or curtail drilling operations or leasing activities when such operations are considered to be detrimental to the environment or to jeopardize public safety.

     MOPUs and MOPU operations are subject to certain federal, state, local and foreign laws, rules and regulations relating to engineering, design, structural, safety, operational and inspection standards or requirements, and changes in such standards or requirements could adversely affect the Company's MOPU operations.

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather and seas. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from the Company's operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, the Company maintains broad insurance coverage, including all risks physical damage, employer's liability, comprehensive general liability or commercial contract indemnity and workers' compensation insurance. The Company's third party liability insurance coverage is approximately $100 million per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs and MOPUs and a limited amount of insurance against loss of earnings resulting from damage to some of its jack-up drilling rigs and MOPUs. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the

Company will be able to maintain the type and amount of coverage that it considers adequate. The occurrence of a significant event for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

     The Company also maintains insurance coverage on an annual basis to protect against certain hazards inherent in its turnkey contract drilling and oil and gas operations. This insurance was most recently renewed on June 1, 1995, and is scheduled for renewal on June 1, 1996. This insurance, which is principally through Underwriters at Lloyd's and Institute of London Underwriters Companies, covers "control of well" (including blowouts above and below the surface); cratering; seepage and pollution; and care, custody and control. Prior to June 1, 1992, the Company carried insurance coverage for losses and claims associated with "stuck drill stem" occurrences, which are normal operating risks associated with drilling operations. Under the terms of a typical turnkey drilling contract, the drilling contractor assumes the risk of stuck drill stem incidents. The Company believes that few, if any, turnkey drilling contractors carry insurance for such losses and claims. In prior years, the Company procured such insurance after concluding that the expense of such coverage was reasonable in relation to the coverage afforded, and the proceeds from such insurance generally exceeded the premiums. Because of a significant increase in premiums, the Company now believes that the expense of such insurance, if available, is too great in relation to the coverage afforded, and has chosen not to insure against such losses and claims. While the absence of this coverage increases the financial risk of the Company's turnkey operations, the Company is attempting to offset this increase in risk by shifting its marketing and operating strategies toward lower risk operations. The Company believes that it continues to maintain insurance in accordance with industry standards. The Company's current insurance program provides $500,000 coverage per occurrence for care, custody and control, and $75 million coverage per occurrence for control of well, cratering and seepage and pollution associated with foreign operations. The amount of coverage per occurrence provided by the Company's current insurance program for domestic land, coastal and inland water, and offshore operations is $10 million, $20 million and $30 million, respectively, for control of well, cratering and seepage and pollution. Each form of coverage provides for a deductible for the account of the Company, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate deductible. No assurance can be given that the Company will be able to maintain the types and amounts of coverage that it considers adequate with respect to its turnkey drilling and oil and gas operations.

EMPLOYEES

     At December 31, 1995, the Company employed 77 persons domestically, all of whom were salaried. There were no collective bargaining contracts covering the Company's domestic employees in effect as of December 31, 1995. As of December 31, 1995, the Company employed 409 persons in Venezuela, approximately 40% of whom were salaried and the remainder of whom were hourly employees. The employees in Venezuela are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry.

OTHER PROPERTIES

     The Company owns an office building and warehouse on a 2.5 acre tract of land in Lafayette Parish, Louisiana, and a training facility building in Broussard, Louisiana, which is currently leased to a third party. The Company leases additional properties, including its executive offices in Houston, Texas, a yard in Lafayette, Louisiana and 2 field offices in Venezuela.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to a number of lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "CLDR." The following table sets forth the range of high and low closing sale prices per share of Common Stock as reported by Nasdaq for the periods indicated.

                                                             1995               1994
                                                         --------------     -------------
                                                         MARKET VALUE        MARKET VALUE
                                                         ---------------    --------------
    QUARTER ENDED                                        HIGH      LOW       HIGH    LOW
   --------------                                        ----     ------     ----   ------
    March 31...........................................  $14 1/8  $11 5/16   $14    $11 1/4
    June 30............................................  $15      $12 7/8    $13    $11 1/2
    September 30.......................................  $15 1/4  $13 1/8    $13    $11 1/2
    December 31........................................  $16 3/8  $13 3/8    $13    $10 1/2

     On February 29, 1996, the closing sale price of the Company's Common Stock, as reported by Nasdaq, was $15 3/8 per share. On that date, there were 1,893 beneficial holders of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock, and it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future. Under the Company's credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC"), formerly Internationale Nederlanden Bank N.V., the Company is restricted from declaring, making, or paying any cash dividend on any class of capital stock except for the quarterly dividend previously paid and applicable to the Company's Preferred Stock.

     The Company's $2.3125 Convertible Exchangeable Preferred Stock was traded on Nasdaq during 1995 under the symbol "CLDRP." The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. The remaining 34,012 shares were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million. Holders of shares of the Preferred Stock had the option to convert any or all of such shares of Preferred Stock into fully paid and nonassessable shares of Common Stock of the Company prior to the redemption date at a rate of 1.89394 shares of Common Stock for each full share of Preferred Stock. No payment or adjustment was made upon any conversion of shares of Preferred Stock on account of any dividends on the shares surrendered for conversion, and the holder lost any right to payment of dividends on the shares surrendered for conversion. No fractional shares of Common Stock were issued upon conversion but, in lieu thereof, an appropriate amount was paid in cash by the Company based upon the reported last sale price for the shares of Common Stock on the date of conversion. The right of holders of Preferred Stock to convert shares of Preferred Stock into Common Stock terminated on the redemption date.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information of the Company. The amounts as of and for each of the five years in the period ended December 31, 1995 have been derived from audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                                         YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                      ---------    ---------    ---------    ---------    ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
  Revenues..........................  $  83,289    $  83,693    $  65,538    $  76,838    $  84,503
  Costs and Expenses:
     Operating Expenses.............     67,713       50,907       35,171       57,646       70,725
     Depreciation, Depletion and
       Amortization.................      7,271       14,008       17,438       12,883        9,369
     Contract Termination
       Provision....................         --        5,193          577           --           --
     Write-down in Carrying Value of
       Oil Gas Properties...........         --           --           --        1,500        4,000
     General and Administrative
       Expense......................      5,289        5,114        4,807        4,512        4,352
                                      ---------    ---------    ---------    ---------    ---------
  Operating Income (Loss)...........      3,016        8,471        7,545          297       (3,943)
  Other Income (Expense)(1).........      2,430       (2,415)      (3,919)       2,721           61
                                      ---------    ---------    ---------    ---------    ---------
  Net Income (Loss).................      5,446        6,056        3,626        3,018       (3,882)
  Dividends Applicable to Preferred
     Stock..........................     (2,659)      (2,659)      (2,659)      (2,659)      (2,660)
                                      ---------    ---------    ---------    ---------    ---------
  Net Income (Loss) Applicable to
     Common and Common Equivalent
     Shares.........................  $   2,787    $   3,397    $     967    $     359    $  (6,542)
                                      =========    =========    =========    =========    =========
  Net Income (Loss) per Share.......  $    0.68    $    0.80    $    0.21    $    0.11    $   (2.19)
  Weighted Average Number of Common
     and Common Equivalent Shares
     Outstanding....................      4,108        4,223        4,514        3,257        2,992
SUMMARY BALANCE SHEET DATA:
  Working Capital...................  $  33,859    $  19,331    $  20,402    $  24,830    $   5,637
  Property and Equipment, Net.......     65,950       71,248       86,506      101,178       99,023
  Total Assets......................    128,962      120,167      133,523      150,203      143,283
  Notes Payable, Long-Term..........         --           --       13,108       28,348       27,000
  Obligations Under Capital Leases
     (including current
     maturities)....................         --           --           --           --        2,682
  Redeemable Preferred Stock (2)....     28,750       28,750       28,750       28,750       28,750
  Total Shareholders' Equity(3).....  $  74,015    $  70,881    $  72,494    $  71,446    $  52,229

---------------

(1) Includes net gains on disposition of assets of $2.7 million and net exchange rate gains of $2.6 million in 1995, net exchange rate losses of $1.2 million in 1994, litigation settlement and expenses of $3.7 million in 1993 and net gains on disposition of assets of $5.0 million in 1992.
(2) All of the issued and outstanding shares of $2.3125 Convertible Exchangeable Preferred Stock were either converted into fully paid and nonassessable shares of Common Stock of the Company or redeemed for cash on January 17, 1996.
(3) The Company has not paid any cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Activity in the contract drilling industry and related oil service businesses has shown signs of improvement over the last two years due to increased worldwide demand stemming from higher levels of pricing for oil and natural gas. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last two years. This price volatility creates an uncertain domestic market and competition, therefore, remains intense within the contract drilling industry.

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

RESULTS OF OPERATIONS

  Year 1995 Versus 1994

     The Company recognized net income, before preferred dividends, of $5.4 million in 1995 compared to net income of $6.1 million in 1994. Operating income decreased $5.5 million from 1994 to 1995. The decrease in operating income was primarily due to a reduction in foreign daywork drilling operating income of $4.4 million, a reduction in MOPU operating income of $1.9 million, a reduction in engineering services operating income of $1.0 million, and an increase in corporate overhead of $.2 million, offset in part by an increase in oil and gas operating income of $2.0 million.

                                                                                 INCREASE
                                                           1995       1994      (DECREASE)
                                                          -------    -------    ----------
                                                                   (IN THOUSANDS)
    Revenues:
      Daywork Drilling:
         Domestic.......................................  $    --    $    19     $    (19)
         Foreign........................................   26,363     32,462       (6,099)
      Engineering Services..............................   56,970     36,079       20,891
      MOPU Operations...................................    4,920     16,020      (11,100)
      Oil and Gas.......................................    2,788      2,470          318
      Eliminations......................................   (7,752)    (3,357)      (4,395)
                                                          -------    -------     --------
              Consolidated..............................  $83,289    $83,693     $   (404)
                                                          =======    =======     ========
    Operating Income (Loss):
      Daywork Drilling:
         Domestic.......................................  $    --    $   (62)    $     62
         Foreign........................................    2,761      7,162       (4,401)
      Engineering Services..............................    2,609      3,581         (972)
      MOPU Operations...................................    2,492      4,415       (1,923)
      Oil and Gas.......................................      541     (1,439)       1,980
      Corporate Office..................................   (5,387)    (5,184)        (203)
      Eliminations......................................       --         (2)           2
                                                          -------    -------     --------
              Consolidated..............................  $ 3,016    $ 8,471     $ (5,455)
                                                          =======    =======     ========

     Daywork Drilling

     Domestic daywork drilling operating results reflect the Company's strategy to diversify away from the volatile domestic market. The Company mobilized the balance of its land rig fleet to Venezuela during the first quarter of 1994.

     Foreign daywork drilling revenues decreased $6.1 million from 1994 to 1995, and operating income decreased $4.4 million during the same period. Foreign daywork drilling operating results reflect decreased revenues and operating income primarily due to the stacking of one of the Company's jack-up drilling rigs which completed operations in Mexico during the fourth quarter of 1994 for CNCTI. The Company's other 2 jack-up drilling rigs operated in Venezuela through April, 1995 on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well. The turnkey portion of the well was completed during the third quarter of 1995, and the rig has continued to work on a daywork basis offshore Venezuela up to the current date.

     On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjuster, other damage was discovered which was attributed to an earthquake in Venezuela in May, 1994. The rig was declared a compromised total loss by the Company's insurance underwriters. The Company received $14.6 million from its insurance underwriters for these damages. The Company has scrapped the rig and salvaged various rig equipment for use on other rigs or to sell. See "Liquidity and Capital Resources."

     Contracts on 2 of the 5 land drilling rigs working for Corpoven have been extended to September, 1996 at increased dayrates. The other 3 land drilling rigs have contracts or agreements which extend into February, 1997. The Company acquired, renovated and mobilized an additional land rig to Venezuela which began drilling operations for Total on the first of 2 wells during September, 1995.

     Engineering Services

     Engineering services revenues increased $20.9 million from 1994 to 1995, but operating income decreased $1.0 million during the same period. Fifteen turnkey contracts were completed in both 1995 and 1994. The revenue increase is primarily attributable to the mix of turnkey wells drilled during 1995 and 1994. One of the 15 turnkey wells completed in 1995 and 5 of the 15 turnkey wells completed in 1994 were drilled by CNCTI and recorded under the equity method. One of the 15 turnkey wells completed in 1994 was drilled by CNTI and also recorded under the equity method. See Note 4 of Notes to Consolidated Financial Statements. Despite the change in the mix of turnkey wells drilled, overall operating margins have decreased. Domestic turnkey operators have been very aggressive in pricing Gulf of Mexico turnkeys and competition is intense. Various operational problems also caused turnkey margins to decline. Five of the turnkey wells completed in 1995 and one turnkey well in progress at December 31, 1995 encountered downhole problems and as a result, the Company recorded losses of $3.7 million in the 1995 results of operations on these 6 contracts. Two of the wells which completed in 1994 encountered downhole problems and as a result, the Company recorded losses of $3.2 million in the 1994 results of operations on these contracts.

     The Company provided well engineering and management services during 1995 and 1994, primarily in Venezuela and Mexico. These activities contributed operating income of $.7 million and $1.0 million in 1995 and 1994, respectively.

     During 1995, the Company completed drilling operations on the final turnkey wells included in 2 packages of 3 turnkey wells for Corpoven. The Company has completed 3 turnkey wells since December 31, 1995 with contract revenues of $15.4 million. The Company currently has two turnkey drilling contracts in progress with expected contract revenues of $9.6 million.

     MOPU Operations

     MOPU revenues decreased $11.1 million from 1994 to 1995, and operating income decreased $1.9 million during the same period. The decrease in revenues and operating income was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The 3 MOPUs which worked in Venezuela contributed revenues of $11.9 million and operating income of $1.6 million during 1994. After completing its contract in Venezuela, the LANGLEY was demobilized to the United States during the second quarter of 1994 and has been bareboat chartered to Sedco for a five-year term for use as a MOPU offshore Nigeria. The rig is expected to be mobilized to Nigeria in midyear 1996 following modifications. Sedco has an option to purchase the rig at the end of the contract. The other 2 units which worked in Venezuela were sold for a total of $4.0 million in the fourth quarter of 1994. No gain or loss was recognized upon buyout of the 2 units. See "Liquidity and Capital Resources." Three of the Company's other MOPU's are currently under contract, and two are being marketed.

     Oil and Gas

     Oil and gas revenues increased $.3 million from 1994 to 1995, and operating income increased $2.0 million during the same period, primarily due to a $1.4 million settlement of a contractual dispute with Columbia Gas Transmission Corp., a subsidiary of Columbia Gas System Inc. ("Columbia Gas") and decreased depreciation, depletion and amortization and operating expenses, offset in part by reduced gas revenues resulting from production declines and lower gas prices during 1995 compared to 1994.

     Corporate Overhead

     Corporate overhead increased $.2 million from 1994 to 1995. The increase was primarily due to an overall increase in employment-related costs.

     Other Income (Expense)

     The Company recognized $2.4 million of other income during 1995 compared to $2.4 million of other expense during 1994. The net change in "Other Income (Expense)" resulted primarily from an increase in net exchange rate gains of $3.7 million and an increase in net gains on disposition of assets of $2.0 million, offset in part by an increase in income tax expense for 1995 of $1.6 million. See "Liquidity and Capital Resources."

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

                                                                                   INCREASE
                                                             1994       1993      (DECREASE)
                                                            -------    -------    ----------
                                                                     (IN THOUSANDS)
    Revenues:
      Daywork Drilling:
         Domestic........................................   $    19    $ 1,195     $ (1,176)
         Foreign.........................................    32,462     21,023       11,439
      Engineering Services...............................    36,079     16,961       19,118
      MOPU Operations....................................    16,020     21,673       (5,653)
      Oil and Gas........................................     2,470      4,686       (2,216)
      Eliminations.......................................    (3,357)        --       (3,357)
                                                            ---------  ---------   --------
              Consolidated...............................   $83,693    $65,538     $ 18,155
                                                            =========  =========   ========
    Operating Income (Loss):
      Daywork Drilling:
         Domestic........................................   $   (62)   $(2,417)    $  2,355
         Foreign.........................................     7,162      1,902        5,260
      Engineering Services...............................     3,581      1,685        1,896
      MOPU Operations....................................     4,415     13,566       (9,151)
      Oil and Gas........................................    (1,439)    (2,303)         864
      Corporate Office...................................    (5,184)    (4,888)        (296)
      Eliminations.......................................        (2)        --           (2)
                                                            ---------  ---------   --------
              Consolidated...............................   $ 8,471    $ 7,545     $    926
                                                            =========  =========   ========

     Daywork Drilling

     Domestic daywork drilling operating results in 1994 reflect the Company's strategy to diversify away from the volatile domestic market. As a result of rig deployments out of the United States, domestic daywork drilling operating losses decreased by $2.3 million from 1993 to 1994. Operating losses incurred in 1993 were due primarily to stacked rig costs associated with the Company's domestic land rigs. One of the Company's land drilling rigs was mobilized to Venezuela during the first quarter of 1994 and began daywork drilling operations for Corpoven for a three-year term. Two of the Company's land drilling rigs, which were stacked during all of 1993, were mobilized to Venezuela during the first quarter of 1994 to drill turnkey wells for Corpoven.

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

     Contracts for the Company's 2 jack-up drilling rigs operating in Venezuela were re-negotiated in the first quarter of 1994 and expired in February, 1995. The contract rates were adjusted quarterly based upon fluctuations in oil prices from the base oil price in effect at the contract renewal date. The 2 jack-up rigs continued drilling operations on a well-to-well basis through April, 1995. Contracts on 2 of the 5 land drilling rigs working for Corpoven have been extended to September, 1996 at increased dayrates. The other 3 land drilling rigs have contracts or agreements which extend into February, 1997.

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

     MOPU Operations

     MOPU revenues decreased $5.7 million from 1993 to 1994. MOPU operating income decreased $9.2 million during the same period. The decrease in revenues was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The decreased revenues were offset in part by contributions from Cliffs No. 8, which began operations during the third quarter of 1993. Operating income decreased primarily due to the non-cash deferral of income recognition of $5.2 million on the 2 MOPUs which worked in Venezuela through September, 1994. The expiration of the contracts on the 3 MOPUs which worked in Venezuela also contributed to the decrease in operating income. The 3 MOPUs which worked in Venezuela contributed revenues of $11.9 million and $19.2 million and operating income of $1.6 million and $12.0 million during 1994 and 1993, respectively. After completing its contract in Venezuela, the LANGLEY was demobilized to the United States during the second quarter of 1994. The charterer exercised buyout options and purchased the other 2 units which worked in Venezuela for a total of $4.0 million in the fourth quarter of 1994. No gain or loss was recognized upon buyout of the 2 units. See "Liquidity and Capital Resources."

     The contract for MARLIN No. 4, which was operating in the Gulf of Mexico, expired at the end of April, 1994. The Company renovated the unit during the third quarter of 1994 and secured a contract for operations which commenced in 1995. The Company secured a bareboat charter for Cliffs No. 11 from a third party for use as a workover rig in the U.S. Gulf of Mexico. The charterer has an option to purchase the rig at the end of the charter. Operations commenced on this charter during the second quarter of 1994. The option for a two-year contract on another MOPU, Cliffs No. 10, was terminated by the charterer effective August 31, 1995. Renewed marketing efforts commenced subsequent to the cancellation.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $15.1 million from $11.3 million at December 31, 1994 to $26.4 million at December 31, 1995. The increase resulted from $14.9 million provided by operating activities, $14.7 million received from the disposition of property and equipment, and $1.6 million received from the collection of notes receivable, partially offset by $13.4 million used to fund capital expenditures and $2.7 million used to make payments on preferred stock dividends.

     Cash of $14.9 million provided by operating activities included $4.3 million provided by working capital and other requirements. "Accounts Receivable" increased from December 31, 1994 to December 31, 1995 due primarily to completed turnkey contracts at December 31, 1995 which were not yet collected. Increases in "Drilling Contracts in Progress" and "Accounts Payable" were due primarily to the Company's significant turnkey operations in progress at December 31, 1995. The Company had 5 turnkey wells in progress at December 31, 1995 compared to 3 at December 31, 1994. The decrease in "Property and Equipment" from December 31, 1994 to December 31, 1995 was due primarily to the loss of the jack-up drilling rig MARQUETTE. "Investments in and Advances to Unconsolidated Affiliates" decreased from December 31, 1994 to December 31, 1995 due primarily to distributions received from CNCTI.

     Cash was used during 1995 to fund $13.4 million of capital expenditures, which primarily related to the purchase and renovation of a 3000 HP land rig, Cliffs Drilling Rig 54. The contract for this rig commenced during the third quarter of 1995. The Company has plans for capital expenditures totaling approximately $18.7 million during 1996. The Company intends to fund these capital expenditure requirements with internally-generated cash flow and amounts currently available under its revolving line of credit.

     Two of the Company's jack-up drilling rigs operating in Venezuela continued drilling operations through April, 1995 on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well. The turnkey portion of the well was completed during the third quarter of 1995, and the rig has continued to work on a daywork basis offshore Venezuela up to the current date. After completion of the well, the Company plans to demobilize the jack-up drilling rig to a shipyard in Venezuela for refurbishments. The Company expects the unit to operate in the region after completion of the refurbishments. On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjuster, other damage was discovered which was attributed to an earthquake in Venezuela in May, 1994. The rig was declared a compromised total loss by the Company's insurance underwriters. The Company received

$14.6 million from its insurance underwriters for damages to the MARQUETTE. The Company has scrapped the rig and salvaged various rig equipment for use on other rigs or to sell.

     During the fourth quarter of 1995, the Company settled its contractual dispute with Columbia Gas. The Company received $1.4 million related to the settlement.

     The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of $2.3125 Convertible Exchangeable Preferred Stock on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. The remaining 34,012 shares were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million. See Note 10 of Notes to Consolidated Financial Statements.

     The LANGLEY, one of 3 MOPUs which worked in Venezuela, ended its two-year contract in May, 1994, and the contract was not extended. The rig was demobilized back to the United States, and the demobilization costs were reimbursed to the Company by the charterer. The LANGLEY has been bareboat chartered to Sedco for a five-year term for use as a mobile offshore production unit offshore Nigeria. The rig will be mobilized to Nigeria in midyear 1996 following modifications. Sedco has an option to purchase the rig at the end of the charter. Each of the 2 remaining MOPUs which worked in Venezuela had an initial contract term of two years which expired in September, 1994, subject to certain buyout options. The charterer exercised its option to purchase the FRANKLIN and FORRESTAL effective December, 1994 for total proceeds of $4.0 million. No gain or loss was recognized when the buyout options were exercised.

     Approximately 62% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during 1995. See Note 13 of Notes to Consolidated Financial Statements. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Exchange losses increased substantially in 1994 compared to 1993 due to significant devaluation of the Venezuelan Bolivar during the second quarter of 1994. Venezuela instituted currency exchange controls during June, 1994 in response to this devaluation. These exchange controls continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. Effective December 11, 1995, the Venezuela currency was devalued approximately 70%, creating exchange losses during the month of December. These losses incurred during December, 1995 were offset by $3.7 million in gains realized during 1995 in connection with currency swaps and Venezuelan Brady Bond transactions. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company continues to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

     At December 31, 1993, the Company's credit agreement with INCC provided for a $10.0 million working capital credit facility which had a maturity date of January 1, 1995. The Company executed the Second Restated Credit Agreement with INCC during March, 1994, thereby converting its $10.0 million working capital credit facility to a $20.0 million revolving line of credit subject to certain borrowing base limitations. The revolving line of credit was scheduled to expire on January 1, 1996. The Company executed the Third Amendment to the Second Restated Credit Agreement with INCC on December 19, 1995. The $20.0 million revolving line of credit matures on January 1, 1998. As of

December 31, 1995, the Company had no outstanding balance on the revolving line of credit with INCC.

     The Company from time to time purchases its Common Stock in the open market. During 1994, the Company purchased 427,000 shares of its Common Stock at an aggregate purchase price of $5.1 million, or approximately $11.93 per share. A total of 5,000 shares, at an aggregate purchase price of $.1 million, or approximately $11.38 per share, was acquired in the fourth quarter of 1993. All of the acquired shares are held as Common Stock in treasury, less shares issued to certain benefit plans. No treasury stock was purchased during 1995.

     The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will be dependent upon the success of the Company's domestic and foreign operations. To the extent that internal sources are insufficient to meet those cash requirements, the Company can draw on its available credit facility or seek other debt or equity financing; however, the Company can give no assurance that such other debt or equity financing would be available on terms acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company appear on pages 27 through 46 hereof and are incorporated by reference into this
Item 8. Selected quarterly financial data is set forth in Note 14 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission (the "Commission"), describes the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive
Officers -- Compensation" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding management compensation and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under captions "Principal Shareholders" and "Election of Directors -- Security Ownership of Management" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

          (1) and (2) Financial Statements and Schedules

              See "lndex to Consolidated Financial Statements and Schedules" on page 25.

          (3) Exhibits. See Exhibit Index on pages 48 to 50.

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

        10.16           -- Form of Executive Agreement dated as of July 20, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the
                           fiscal quarter ended June 30, 1994).

     (b) Reports on Form 8-K.

          One report dated December 12, 1995 was filed by the Company on Form 8-K for the three months ending December 31, 1995 which included the following:

        (1) On December 14, 1995, the Company was advised that it will be paid $14.6 million by its insurance underwriters for damages to the jack-up drilling rig MARQUETTE resulting from an earthquake in Lake Maracaibo, Venezuela in May, 1994.

        (2) On December 19, 1995 the Company announced that all of the 1,150,000 issued and outstanding shares of the Company's $2.3125 Convertible Exchangeable Preferred Stock, no par value, would be redeemed or converted by the Company effective January 17, 1996.

        (3) On December 12, 1995, the Company announced that the jack-up rig LANGLEY had been bareboat chartered to Sedco for a five-year term for use as a MOPU offshore Nigeria.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 1, 1996
                                            CLIFFS DRILLING COMPANY

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

                SIGNATURE                                  TITLE                    DATE
                ---------                                  -----                    ----
        /s/  DOUGLAS E. SWANSON                     Chairman of the Board        March 1, 1996
-------------------------------------------             and President
             Douglas E. Swanson                 (Principal Executive Officer)

         /s/  RANDOLPH NEWCOMER                 Executive Vice President and     March 1, 1996
-------------------------------------------               Director
              Randolph Newcomer

            /s/  M. M. CONE                               Director               March 1, 1996
-------------------------------------------
                 M. M. Cone

         /s/  ROBERT M. MCINNES                           Director               March 1, 1996
-------------------------------------------
              Robert M. Mclnnes

          /s/  JOSEPH E. REID                             Director               March 1, 1996
-------------------------------------------
               Joseph E. Reid

           /s/  JOHN D. WElL                              Director               March 1, 1996
-------------------------------------------
                John D. Weil

         /s/  H. ROBERT HIRSCH                            Director               March 1, 1996
-------------------------------------------
              H. Robert Hirsch

         /s/  EDWARD A. GUTHRIE                    Vice President-Finance        March 1, 1996
-------------------------------------------     (Principal Financial Officer)
              Edward A. Guthrie

          /s/  CINDY B. TAYLOR                      Corporate Controller         March 1, 1996
-------------------------------------------    (Principal Accounting Officer)
               Cindy B. Taylor

                         FORM 10-K ITEM 14A (1) AND (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                PAGE
                                                                                -----
        Report of Independent Auditors.......................................     26

        Consolidated Statements of Operations for Each of the Three Years in
          the Period Ended December 31, 1995.................................     27

        Consolidated Balance Sheets, December 31, 1995 and 1994..............     28

        Consolidated Statements of Cash Flows for Each of the Three Years in
          the Period Ended December 31, 1995.................................     29

        Consolidated Statements of Changes in Shareholders' Equity for Each
          of the Three Years in the Period Ended December 31, 1995...........     30

        Notes to Consolidated Financial Statements...........................     31

        Schedule:

          For Each of the Three Years in the Period Ended December 31, 1995:

             II  Valuation and Qualifying Accounts...........................     47

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

                         REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLIFFS DRILLING COMPANY

     We have audited the accompanying consolidated balance sheets of Cliffs Drilling Company as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the Consolidated Financial Statements, in 1995 the Company adopted a new method of accounting for impairment of long-lived assets.

                                            ERNST & YOUNG LLP

Houston, Texas
February 22, 1996

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                           1995          1994          1993
                                                          -------       -------       -------
                                                                     (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Revenues.............................................   $84,156       $81,508       $64,936
  Income (Loss) from Equity Investments................      (867)        2,185           602
                                                          -------       -------       -------
                                                           83,289        83,693        65,538
COSTS AND EXPENSES:
  Operating Expenses...................................    67,713        50,907        35,171
  Depreciation, Depletion and Amortization.............     7,271        14,008        17,438
  Contract Termination Provision.......................        --         5,193           577
  General and Administrative Expense...................     5,289         5,114         4,807
                                                          -------       -------       -------
                                                           80,273        75,222        57,993
                                                          -------       -------       -------
OPERATING INCOME.......................................     3,016         8,471         7,545
OTHER INCOME (EXPENSE):
  Gain on Disposition of Assets........................     2,666           665         2,016
  Interest Income......................................     1,065           815           858
  Interest Expense.....................................      (199)         (826)       (1,356)
  Exchange Rate Gain (Loss)............................     2,554        (1,168)         (443)
  Litigation Settlement and Expenses...................        --            --        (3,703)
  Other, net...........................................    (1,250)       (1,111)         (606)
                                                          -------       -------       -------
INCOME BEFORE INCOME TAXES.............................     7,852         6,846         4,311
INCOME TAX EXPENSE.....................................     2,406           790           685
                                                          -------       -------       -------
NET INCOME.............................................     5,446         6,056         3,626
DIVIDENDS APPLICABLE TO PREFERRED STOCK................    (2,659)       (2,659)       (2,659)
                                                          -------       -------       -------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT
  SHARES...............................................   $ 2,787       $ 3,397       $   967
                                                          =======       =======       =======
NET INCOME PER SHARE:
  Primary..............................................   $  0.68       $  0.80       $  0.21
                                                          =======       =======       =======
  Assuming Full Dilution...............................   $  0.68       $  0.80       $  0.21
                                                          =======       =======       =======
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING:
  Primary..............................................     4,108         4,223         4,514
                                                          =======       =======       =======
  Assuming Full Dilution...............................     4,108         4,223         4,514
                                                          =======       =======       =======

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                        1995         1994
                                                                      --------     ---------
                                                                          (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.........................................  $ 26,405      $ 11,320
  Accounts Receivable, net of allowance for doubtful accounts of
     $797 and $408 at December 31, 1995 and 1994, respectively......    11,170         8,499
  Notes and Other Receivables, Current..............................     1,812         2,366
  Inventories.......................................................     4,114         5,726
  Drilling Contracts in Progress....................................    11,339         5,074
  Prepaid Insurance.................................................       957           577
  Other Prepaid Expenses............................................     2,400         5,486
                                                                      --------     ---------
          Total Current Assets......................................    58,197        39,048
PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment........................................   122,777       148,085
  Oil and Gas Properties ("successful efforts" method)..............    23,497        22,699
  Other.............................................................     3,201         3,079
                                                                      --------     ---------
                                                                       149,475       173,863
  Less: Accumulated Depreciation, Depletion and Amortization........   (83,525)     (102,615)
                                                                      --------     ---------
          Net Property and Equipment................................    65,950        71,248
NOTES AND OTHER RECEIVABLES, LONG-TERM..............................     4,441         5,017
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES............       269         4,036
OTHER ASSETS........................................................       105           818
                                                                      --------     ---------
          TOTAL ASSETS..............................................  $128,962      $120,167
                                                                      ========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable..................................................  $ 20,392      $ 14,808
  Accrued Expenses, Including Interest..............................     3,946         4,909
                                                                      --------     ---------
          Total Current Liabilities.................................    24,338        19,717
DEFERRED INCOME TAXES...............................................     1,447            --
DEFERRED INCOME AND OTHER...........................................       412           819
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
  $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at December
     31, 1995 and 1994, respectively ($28,750 liquidation value)....    28,750        28,750
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 15,000,000 shares authorized;
     4,518,104 shares issued and 4,113,067 and 4,089,447 shares
     outstanding at December 31, 1995 and 1994, respectively........        45            45
  Paid-in Capital...................................................    99,186        99,135
  Retained Earnings (Deficit).......................................   (20,108)      (22,895)
  Less: Notes Receivable from Officers for Restricted Stock.........      (232)         (232)
          Restricted Stock..........................................       (32)          (57)
          Treasury Stock, at cost, 405,037 and 428,657 shares at
            December 31, 1995 and 1994, respectively................    (4,844)       (5,115)
                                                                      --------     ---------
          Total Shareholders' Equity................................    74,015        70,881
                                                                      --------     ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................  $128,962      $120,167
                                                                      ========     =========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1995         1994         1993
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income...............................................   $   5,446    $   6,056    $   3,626
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
     BY (USED IN) OPERATING ACTIVITIES:
     Depreciation, Depletion and Amortization..............       7,271       14,008       17,438
     Contract Termination Provision........................          --        5,193          577
     Mobilization Expense Amortization.....................         519          544        1,930
     Litigation Settlement and Expenses....................          --           --        3,703
     Gain on Disposition of Assets.........................      (2,666)        (665)      (2,016)
     Other.................................................          71         (829)        (232)
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable.................................      (3,728)       9,690         (853)
       Inventories.........................................       1,612       (3,597)        (487)
       Drilling Contracts in Progress......................      (6,261)      (4,722)         682
       Prepaid Insurance and Other Prepaid Expenses........       2,500       (1,583)      (1,472)
       Investments in and Advances to Unconsolidated
          Affiliates.......................................       3,767       (2,184)      (1,852)
       Other Assets........................................          --         (854)         (13)
       Accounts Payable and Other Accrued Liabilities......       6,394        2,667       (3,810)
                                                              ---------    ---------    ---------
          Net Cash Provided By Operating Activities........      14,925       23,724       17,221
INVESTING ACTIVITIES:
  Capital Expenditures.....................................     (13,437)      (9,100)     (12,668)
  Proceeds from Sale of Property and Equipment.............         372        5,917        6,847
  Insurance Proceeds from Loss of Rig and Related
     Equipment.............................................      14,308           --           --
  Collection of Notes Receivable...........................       1,576        1,027        1,456
                                                              ---------    ---------    ---------
          Net Cash Provided By (Used In) Investing
            Activities.....................................       2,819       (2,156)      (4,365)
FINANCING ACTIVITIES:
  Proceeds from Borrowings.................................       7,000       17,000           --
  Payments on Borrowings...................................      (7,000)     (30,108)     (15,240)
  Acquisition of Treasury Stock............................          --       (5,096)         (57)
  Proceeds from Issuance of Common Stock...................          --           --           18
  Preferred Stock Dividends................................      (2,659)      (2,659)      (2,659)
                                                              ---------    ---------    ---------
          Net Cash Used In Financing Activities............      (2,659)     (20,863)     (17,938)
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      15,085          705       (5,082)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............      11,320       10,615       15,697
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................   $  26,405    $  11,320    $  10,615
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                      NOTES
                                                                    RECEIVABLE
                                                                       FROM
                                                                     OFFICERS
                                                        RETAINED       FOR
                                   COMMON    PAID-IN    EARNINGS    RESTRICTED    RESTRICTED    TREASURY
                                   STOCK     CAPITAL    (DEFICIT)     STOCK         STOCK        STOCK
                                   ------    -------    --------    ----------    ----------    --------
                                                              (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1992....     $45     $99,042    $(27,259)      $(232)        $(150)      $    --
  Net Income....................      --          --       3,626          --            --            --
  Stock Options Exercised.......      --          18          --          --            --            --
  Restricted Stock Issuance.....      --          73          --          --           (73)           --
  Treasury Stock Acquired.......      --          --          --          --            --           (57)
  Preferred Stock Dividends
     Declared...................      --          --      (2,659)         --            --            --
  Amortization of Restricted
     Stock......................      --          --          --          --           120            --
                                     ---     -------    --------       -----         -----       -------
BALANCE AT DECEMBER 31, 1993....      45      99,133     (26,292)       (232)         (103)          (57)
                                     ===     =======    ========       =====         =====       =======
  Net Income....................      --          --       6,056          --            --            --
  Treasury Stock Acquired.......      --          --          --          --            --        (5,096)
  Preferred Stock Dividends
     Declared...................      --          --      (2,659)         --            --            --
  Amortization of Restricted
     Stock......................      --          --          --          --            46            --
  Employer Contributions to
     401(k) Savings Plan........      --           2          --          --            --            38
                                     ---     -------    --------       -----         -----       -------
BALANCE AT DECEMBER 31, 1994....      45      99,135     (22,895)       (232)          (57)       (5,115)
                                     ===     =======    ========       =====         =====       =======
  Net Income....................      --          --       5,446          --            --            --
  Preferred Stock Dividends
     Declared...................      --          --      (2,659)         --            --            --
  Amortization of Restricted
     Stock......................      --          --          --          --            25            --
  Employer Contributions to
     401(k) Savings Plan........      --          51          --          --            --           271
                                     ---     -------    --------       -----         -----       -------
BALANCE AT DECEMBER 31, 1995....     $45     $99,186    $(20,108)      $(232)        $ (32)      $(4,844)
                                     ===     =======    ========       =====         =====       =======

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Corporate Structure

     These statements include the activities of Cliffs Drilling Company (the "Company"), the Company's wholly-owned subsidiaries, Cliffs Oil and Gas Company ("COGC") and Cliffs Drilling International, Inc. ("International"), and the Company's Venezuelan activities, which are organized as a foreign branch.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Activities of the Venezuelan branch are also recorded in the accounts of the Company. The Company's one-third (1/3) interest in the operations of Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture consisting of International, Neddrill Turnkey Drilling B.V. ("Neddrill") and Perforadora Central, S.A. de C.V., has been accounted for under the equity method. The Company's interest in the operations of Cliffs-Neddrill Turnkey International ("CNTI"), a 50/50 joint venture between the Company and Neddrill, has been accounted for under the equity method. All significant intercompany transactions and balances are eliminated in consolidation.

  Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company's policy is to invest cash in short-term investments. Uninvested cash balances are kept at minimum levels. Investments are valued at cost, which approximates market. The Company considers all highly liquid cash investments with a maturity date of three months or less when purchased to be cash equivalents.

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

  Rig Mobilization Costs

     The Company defers costs of moving a drilling unit to a new area of operation. The deferred mobilization costs are amortized on a straight-line basis over the term of the applicable drilling

                            CLIFFS DRILLING COMPANY
contract. Unamortized mobilization costs were $338,000 and $858,000 at December 31, 1995 and 1994, respectively.

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

     Each of the 3 MOPUs which worked in Venezuela had an initial contract term of two years expiring in 1994, subject to certain buyout options. The buyout options could have been exercised at any time during the contract term. Because the Company believed there was a reasonable likelihood that the buyout options on 2 of the units would be exercised in 1994, the Company deferred income recognition on these 2 units to the extent of potential losses that could occur upon exercise of the options. The deferral of income recognition is reflected as "Contract Termination Provision" in the Consolidated Statements of Operations.

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

     Interest on funds borrowed for construction of qualifying assets is capitalized during the construction period. Amortization of capitalized interest is included in "Depreciation, Depletion and Amortization" in the Consolidated Statements of Operations.

     Cost and accumulated depreciation, depletion and amortization are removed from the accounts when assets are sold or retired, and the resulting gains or losses are included in the Consolidated Statements of Operations.

     Depreciation of property and equipment is provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets.

     To provide for any deterioration that may occur while the rigs are not operating for an extended period of time, a minimum depreciation charge is provided at a reduced rate of 25% of the normal depreciation rate.

     Costs related to the exploration and development of oil and gas properties are accounted for under the "Successful Efforts" method of accounting. Lease acquisition costs related to oil, gas and mineral properties are capitalized when incurred. The acquisition costs of unproved properties, which are individually significant, are assessed on a property-by-property basis, and a loss is recognized by provision of a valuation allowance when the assessment indicates an impairment in value. Exploration costs, excluding exploratory wells, are charged to expense as incurred. Costs of drilling exploratory wells are capitalized pending determination as to whether the wells have proved reserves which justify commercial development. If commercial reserves are not found, the drilling costs are charged to dry hole expense. Tangible and intangible drilling costs applicable to productive exploratory wells and to the development of oil and gas reserves are capitalized.

                            CLIFFS DRILLING COMPANY

     The cost of productive leaseholds is amortized by field on the unit of production basis by applying the ratio of produced oil and gas to estimated proved reserves. Lease and well equipment and intangible drilling costs associated with productive wells are amortized based on proved developed reserves.

  Impairment of Long-Lived Assets

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The adoption of SFAS No. 121 resulted in a write down of oil and gas properties by $737,000 based upon the belief that remaining property reserves would be uneconomic to produce. The impairment loss is included in "Depreciation, Depletion and Amortization" in the Consolidated Statements of Operations.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes are provided on items recognized in different periods for financial and tax reporting purposes. See Note 6 of Notes to Consolidated Financial Statements.

  Earnings Per Share

     Primary earnings per share computations are based on net income less dividends on the Company's $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock"), divided by the average number of common shares and equivalents outstanding during the respective years. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. The Preferred Stock is not included in the primary earnings per share computation as it is not a common stock equivalent. Fully diluted earnings per common share computations are made after the assumption of conversion of the Preferred Stock when the effect of such conversion is dilutive.

     The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. See
Note 10 of Notes to Consolidated Financial Statements. Primary earnings per share in 1995 would have been $0.88 if the conversions had taken place at the beginning of 1995.

  Foreign Currency Translation

     The U.S. dollar is the functional currency for all of the Company's operations. Foreign currency gains and losses are included in the Consolidated Statements of Operations during the period incurred.

  Concentration of Credit Risk

     The market for the Company's services is the oil and gas industry, and the Company's customers consist primarily of integrated and government-owned international oil companies and

                            CLIFFS DRILLING COMPANY
independent oil and gas producers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company provides allowances for potential credit losses when necessary. Accordingly, management considers such credit risk to be limited.

  Change in Presentation

     Certain financial statement items have been reclassified in prior years to conform with the current year presentation.

2. NOTES AND OTHER RECEIVABLES, LONG-TERM

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds generated from a proceeds-of-production drilling program for an aggregate sales price of $13,500,000, consisting of $5,000,000 in cash and $8,500,000 in notes. The first note had a face amount of $1,000,000, with interest calculated at the base rate on corporate loans as quoted by the Wall Street Journal, and was repaid in March, 1995. Interest was due and payable semi-annually and commenced June 30, 1993. The second note has a face amount of $7,500,000, bears interest at the base rate on corporate loans as quoted by the Wall Street Journal plus one and one-half percent (1 1/2%), and matures on January 1, 1998. Principal and interest on the $7,500,000 note is payable on a monthly basis solely from the proceeds of the oil and gas production payment which secures the note. At December 31, 1995, the remaining note receivable balance was $4,441,000.

3. PROPERTY AND EQUIPMENT

     During 1995, the Company purchased and renovated a 3000 HP land rig, Cliffs Drilling Rig 54, for $9,101,000. The unit is currently operating in Venezuela under an initial contract to drill 2 wells on a daywork basis.

     On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjuster, other damage was discovered which was attributed to an earthquake in Venezuela in May, 1994. The rig was declared a compromised total loss by the Company's insurance underwriters. The Company received $14,600,000 from its insurance underwriters for damages to the MARQUETTE. The Company has scrapped the rig and salvaged various rig equipment for use on other rigs or to sell. The Company recognized a $2,715,000 pre-tax gain on the disposition of the unit.

     Buyout options on 2 MOPUs which previously worked in Venezuela were exercised by the charterer during the fourth quarter of 1994. The Company received total proceeds of $4,000,000 for the 2 units in December, 1994. No net gain or loss on sale was recognized for financial reporting purposes.

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds for an aggregate sales price of $13,500,000. See Note 2 of Notes to Consolidated Financial Statements.

                            CLIFFS DRILLING COMPANY

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     CNCTI was awarded a contract for one turnkey bid package to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. CNCTI was subsequently awarded 2 turnkey bid packages for 2 wells each in the Bay of Campeche and the Bay of Tampico, Mexico. One, 5 and 2 turnkey contracts were completed by CNCTI during the years ended December 31, 1995, 1994 and 1993, respectively. The Company's one-third interest in CNCTI is recorded under the equity method. CNCTI completed drilling operations in Mexico during 1995. The following information summarizes the unaudited Statements of Operations and Balance Sheets of CNCTI:

                                                                FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                            -----------------------------
                                                             1995       1994       1993
                                                            -------    -------    -------
                                                                   (IN THOUSANDS)
                                                                    (UNAUDITED)
    Revenues..............................................  $24,052    $66,717    $23,718
    Operating expenses....................................   26,638     58,338     21,518
                                                            -------    -------    -------
      Operating income (loss).............................   (2,586)     8,379      2,200
    Other, net............................................      433     (1,525)      (395)
                                                            -------    -------    -------
      Net income (loss)...................................  $(2,153)   $ 6,854    $ 1,805
                                                            =======    =======    =======

                                                                         DECEMBER 31,
                                                                      ------------------
                                                                       1995       1994
                                                                      ------     -------
                                                                       (IN THOUSANDS)
                                                                         (UNAUDITED)
    Current assets..................................................  $3,819     $31,148
    Noncurrent assets...............................................      16         225
                                                                      ------     -------
              Total assets..........................................  $3,835     $31,373
                                                                      ======     =======
    Current liabilities.............................................  $2,580     $17,532
    Noncurrent liabilities..........................................      --       1,433
    Equity..........................................................   1,255      12,408
                                                                      ------     -------
              Total liabilities and equity..........................  $3,835     $31,373
                                                                      ======     =======

5. NOTES PAYABLE

     The Company executed the Second Restated Credit Agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") during the first quarter of 1994, thereby converting its $10,000,000 working capital credit facility to a $20,000,000 revolving line of credit subject to certain borrowing base limitations. All advances to the Company from the $20,000,000 revolving line of credit bear interest at three-quarters of one percent ( 3/4%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent
( 1/2%) or a referenced average prime rate; or at the adjusted LlBOR rate plus two and one-half percent (2 1/2%) per annum. The foregoing rates are subject to an increase of one-half percent ( 1/2%) in the event certain financial thresholds are exceeded. The Company is also obligated to pay INCC (i) a commitment fee equal to one-half percent ( 1/2%) per annum on the average daily unadvanced portion of the commitments and (ii) a letter of credit fee of two percent (2%) per annum on the average daily undrawn and unexpired amount of each letter of credit during the period that sum remains outstanding. The revolving line of credit was scheduled to expire on January 1, 1996.

                            CLIFFS DRILLING COMPANY

     The Company executed the Third Amendment to the Second Restated Credit Agreement on December 19, 1995. The revolving line of credit matures on January 1, 1998. At December 31, 1995, the Company had no outstanding borrowings on the $20,000,000 revolving line of credit. The revolving line of credit note is secured by accounts receivable, rig inventory, equipment and certain oil and gas properties. Under the Second Restated Credit Agreement with INCC, as amended, the Company is required to comply with various covenants including, but not limited to, the maintenance of various financial ratios, and is restricted from declaring, making, or paying any dividends on the Common Stock.

     Availability and borrowings under the revolving line of credit are as follows:

                                                                    DECEMBER 31,
                                                                 -------------------
                                                                  1995        1994
                                                                 -------     -------
                                                                   (IN THOUSANDS)
        Line of credit available...............................  $19,460     $20,000
        Letters of credit outstanding..........................      540          --

     Interest payments on all indebtedness amounted to $198,000, $919,000 and $1,536,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

6. INCOME TAXES

     The Company incurred net operating losses in prior years resulting in tax net operating loss carryforwards. The total carryforward is available to offset taxable income in future years. At December 31, 1995, the net operating loss carryforward is $4,479,000 for regular tax purposes. The Company also has a percentage depletion carryover of approximately $1,937,000. In addition, the Company has $482,000 of unused investment tax credit carryforwards and $2,450,000 of foreign tax credit carryforwards at December 31, 1995. For financial reporting purposes, a valuation allowance of $2,309,000 and $2,677,000 at December 31, 1995 and 1994, respectively, is provided to reduce the deferred tax assets related to these tax carryforward and credit items to a level which, more likely than not, will be realized. The valuation allowance was reduced by $368,000 from December 31, 1994 to December 31, 1995 to reflect the expiration of a portion of the investment tax credits which were provided for in prior years, partially offset by foreign taxes paid during 1995 which were not benefited in the provision for income taxes. These carryforwards are available for use by the Company through the following expiration dates:

                                                                                  ALTERNATIVE
                                                  UNUSED        REGULAR TAX       MINIMUM TAX
                                    FOREIGN     INVESTMENT     NET OPERATING     NET OPERATING
                                      TAX          TAX             LOSS              LOSS
                                    CREDITS     CREDITS(1)     CARRYFORWARDS     CARRYFORWARDS
                                    -------     ----------     -------------     -------------
                                                      (IN THOUSANDS)
        1996......................   $   --        $482           $    --           $    --
        1997......................       --          --                --                --
        1998 - 2009...............    2,450          --             4,479             6,215
                                    -------        ----           -------           -------
                  Total...........   $2,450        $482           $ 4,479           $ 6,215
                                     ======        ====           =======           =======

---------------

(1) The investment tax credits reflect the 35% reduction required by the Tax Reform Act of 1986.

                            CLIFFS DRILLING COMPANY

     The Company provided for $2,406,000 of income taxes for the year ended December 31, 1995. This amount is comprised of a current provision of $558,000 for U.S. alternative minimum taxes and taxes paid in foreign jurisdictions and deferred income taxes of $1,848,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                                 -------------------
                                                                  1995        1994
                                                                 -------     -------
                                                                   (IN THOUSANDS)
        Deferred tax liabilities:
          Tax over book depreciation...........................  $ 5,434     $ 9,575
          Safe harbor lease income.............................       --       1,868
                                                                 -------     -------
                  Total deferred tax liabilities...............    5,434      11,443
        Deferred tax assets:
          Net operating loss carryforwards.....................    1,568       3,012
          Safe harbor lease expense............................       --       6,591
          Unused investment tax credits........................      482       1,394
          Percentage depletion carryforward....................      678         678
          Minimum tax credits..................................      500         400
          Foreign tax credits..................................    2,450       2,186
          Accounts receivable reserves.........................      279          --
          Other, net...........................................      339         259
                                                                 -------     -------
                  Total deferred tax assets....................    6,296      14,520
        Valuation allowance for deferred tax assets............   (2,309)     (2,677)
                                                                 -------     -------
                  Net deferred tax assets......................    3,987      11,843
                                                                 -------     -------
                  Net deferred tax liabilities (assets)........  $ 1,447     $  (400)
                                                                 =======     =======

     For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                                 FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                            -----------------------------
                                                             1995       1994       1993
                                                            ------     ------     -------
                                                                  (IN THOUSANDS)
    Income (loss) before income taxes:
      United States.......................................  $  125     $  807     $(6,348)
      Foreign.............................................   7,727      6,039      10,659
                                                            ------     ------     -------
              Total.......................................  $7,852     $6,846     $ 4,311
                                                            ======     ======     =======

                            CLIFFS DRILLING COMPANY

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                               --------------------------
                                                                1995       1994      1993
                                                               ------     ------     ----
                                                                     (IN THOUSANDS)
    Current:
      Federal................................................  $  100     $   --     $475
      Foreign................................................     458      1,190      210
                                                               ------     ------     ----
              Total Current..................................     558      1,190      685
    Deferred:
      Federal................................................   1,848       (400)      --
      Foreign................................................      --         --       --
                                                               ------     ------     ----
              Total Deferred.................................   1,848       (400)      --
                                                               ------     ------     ----
                                                               $2,406     $  790     $685
                                                               ======     ======     ====

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                 FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               1995      1994       1993
                                                              ------    -------    ------
                                                                    (IN THOUSANDS)
    Tax at U.S. statutory rates.............................  $2,748    $ 2,396    $1,466
    Tax benefits not recognized due to net operating loss
      carryforwards.........................................      --         --      (610)
    Foreign tax provision...................................     458      1,190       210
    Foreign tax credits available...........................      --     (1,190)       --
    Foreign tax credits available from equity investments...      --       (537)       --
    Alternative minimum tax provision.......................     100         --       475
    Alternative minimum credits available...................    (100)        --        --
    Percentage depletion available..........................      --       (506)       --
    Change in valuation allowance...........................    (368)      (466)     (912)
    Safe harbor lease termination...........................    (897)        --        --
    Other, net..............................................     465        (97)       56
                                                              ------    -------    ------
              Income tax expense............................  $2,406    $   790    $  685
                                                              ======    =======    ======

     Income tax payments amounted to $531,000, $982,000 and $685,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

7. TAX LEASES

     The Company contracted for the construction of 2 jack-up drilling rigs in the period 1980-1982 at a cost of $65,575,000. For tax purposes, both rigs were sold in 1982 to third parties under lease back terms pursuant to Section 168(f)(8) of the Internal Revenue Code ("Safe Harbor Lease"). The Company's former parent received a payment in the aggregate of $16,685,000 which represented the investment tax credit and depreciation benefits attributable to the rigs. The interest income and principal due the Company from the third parties was equal to the lease payments by

                            CLIFFS DRILLING COMPANY
the Company to the third parties throughout the lease term. The Company's obligations to indemnify the tax lessors against loss of tax benefits throughout the lease term, which was scheduled to expire in 1997, are guaranteed by its former parent.

     The Safe Harbor Lease for the MARQUETTE terminated with the loss of the MARQUETTE, as described in Note 3 of Notes to Consolidated Financial Statements. The Company has recorded a $431,000 liability at December 31, 1995 to provide for potential tax lease termination exposure.

8. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan ("401(k) Plan"). Under the 401(k) Plan, an employee who has reached age 21 and completed 90 days of service is eligible to participate in the plan through contributions that range in one percent multiples up to 16% of salary, with a 1995 dollar maximum of $9,240. In addition, the Company contributes (or "matches") on behalf of each participant an amount equal to 100% of the portion of each participant's contribution which does not exceed 6% of the participant's annual salary. Employer contributions for certain highly compensated employees may be further limited through the operation of the non-discrimination requirements found in Sections 401(k) and 401(m) of the Internal Revenue Code.

     Employee contributions can be invested in any or all of 6 investment options in multiples of 5%. Employer contributions are invested in the Company's Common Stock. Employee contributions are 100% vested and non-forfeitable. Employer contributions are subject to a graded vesting schedule, with participants becoming fully vested upon completion of five years employment service with the Company. Distributions from the 401(k) Plan are made upon retirement, death, disability or separation of service. Participants may borrow up to one-half ( 1/2) of their vested interest in the plan, limited to a maximum of $50,000. Contributions to the 401(k) Plan and earnings on contributions are not included in a participant's gross income until distributed to the participant. Contributions to the 401(k) Plan by the Company were $365,000, $302,000 and $233,000 for the years 1995, 1994 and 1993, respectively.

9. CAPITAL STOCK

     Changes in the number of issued and outstanding shares of the Company's Common Stock are summarized as follows:

        Outstanding Shares at December 31, 1992..........................  4,510,604
          Stock options exercised........................................      1,500
          Restricted Stock grants........................................      6,000
          Treasury Stock acquired........................................     (5,000)
                                                                           ---------
        Outstanding Shares at December 31, 1993..........................  4,513,104
          Treasury Stock contributed to employee savings plan............      3,343
          Treasury Stock acquired........................................   (427,000)
                                                                           ---------
        Outstanding Shares at December 31, 1994..........................  4,089,447
          Treasury Stock contributed to employee savings plan............     23,620
                                                                           ---------
        Outstanding Shares at December 31, 1995..........................  4,113,067
                                                                           =========

     The Company has an Incentive Equity Plan under which stock options, stock appreciation rights and restricted and deferred stock awards relating to the Company's Common Stock may be awarded to officers, directors and key employees. The Company's Incentive Equity Plan is designed

                            CLIFFS DRILLING COMPANY
to attract and reward key executive personnel. The stock options granted under this plan expire not more than ten years from the date of grant.

     At December 31, 1995, the following options were outstanding and exercisable:

  SHARES          SHARES            EXERCISE
OUTSTANDING     EXERCISABLE     PRICE (PER SHARE)
-----------     -----------     -----------------
    5,000           5,000         $11.00-$11.99
   84,000          61,625         $12.00-$12.99
  120,900         120,900         $13.00-$13.99
   50,100          50,100         $14.00-$14.99
  -------         -------
  260,000         237,625
  =======         =======

     Options for 1,500 shares were exercised during 1993 while no options were exercised in 1995 or 1994.

     In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure provisions of SFAS No. 123 at the beginning of fiscal year 1996. It is anticipated that the impact of adopting SFAS No. 123 will not have a material effect on the consolidated financial statements.

     The Company's Board of Directors awarded restricted stock to the Company's officers and key employees as follows:

                                                                SHARES        SHARES
        YEAR                                                    AWARDED     OUTSTANDING
        ----                                                    -------     -----------
        1988.................................................   34,600         34,600
        1989.................................................   41,300         38,675
        1990.................................................   30,400         30,400
        1991.................................................    2,000          2,000
        1992.................................................       --             --
        1993.................................................    6,000          6,000

     Restrictions on the 1988 award lapsed with respect to 20% of the entire award after one year and after each of the succeeding 4 years. Restrictions lapse with respect to 25% of the entire award after one year and after each of the succeeding 3 years for all other awards. The Company's Board of Directors has not awarded any restricted stock since the 1993 award. Expense related to amortization of the restricted stock was $25,000, $46,000 and $120,000 for the years 1995, 1994, and 1993, respectively.

     Deferred compensation expense relative to non-vested shares of restricted stock, measured by the market value of the stock on the date of grant, is being amortized on a straight-line basis over the restriction period. The unamortized deferred compensation expense, which has been deducted from equity in the Consolidated Balance Sheets, amounted to $32,000 and $57,000 at December 31, 1995 and 1994, respectively.

     Effective December 31, 1992, the Company's Board of Directors approved the sale of 17,500 shares of restricted Common Stock to certain key executives. The price paid for the restricted stock was $13.25 per share. The Company extended full recourse, interest-bearing loans to the key executives in the aggregate amount of $232,000. The promissory notes bear interest at seven and one-half percent (7 1/2%) per annum payable quarterly as it accrues on the last day of March, June,

                            CLIFFS DRILLING COMPANY

September and December until the notes are due on December 31, 1997. Additional shares of deferred stock will be awarded on December 31, 1997 if certain performance criteria are attained by the Company. Compensation expense related to the deferred stock awards will be accrued in future years if it becomes probable the Company performance criteria will be met. No such compensation expense was accrued during the years ended December 31, 1995, 1994 and 1993.

10. REDEEMABLE PREFERRED STOCK

     The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock") on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. The remaining 34,012 shares were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $881,000. Holders of shares of the Preferred Stock had the option to convert any or all of such shares of Preferred Stock into fully paid and nonassessable shares of Common Stock of the Company prior to the redemption date at a rate of 1.89394 shares of Common Stock for each full share of Preferred Stock. No payment or adjustment was made upon any conversion of shares of Preferred Stock on account of any dividends on the shares surrendered for conversion, and the holder lost any right to payment of dividends on the shares surrendered for conversion. No fractional shares of Common Stock were issued upon conversion but, in lieu thereof, an appropriate amount was paid in cash by the Company based upon the reported last sales price for the shares of Common Stock on the date of conversion. The right of holders of Preferred Stock to convert shares of Preferred Stock into Common Stock terminated on the redemption date.

     The Preferred Stock was redeemable at the option of the Company, in whole or in part, at $25.93 per share if redeemed prior to September 15, 1995, and at prices decreasing ratably annually to $25.00 per share from and after September 15, 1998, plus accrued and unpaid dividends to the redemption date. Dividends on the Preferred Stock were cumulative from the date of first issuance and were payable quarterly at the rate of $2.3125 per share per annum. Pursuant to the Second Restated Credit Agreement, dividends on Preferred Stock could not exceed the current dividend rate per share without the consent of INCC.

11. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its headquarters office, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $560,000, $583,000 and $656,000 for the years ended 1995, 1994 and 1993, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 1995 for the following five years are $625,000, $509,000, $516,000, $523,000 and $516,000, respectively, and $128,000 thereafter.

     In conjunction with the return to Loews San Antonio Hotel Corporation, now known as Diamond Offshore Company ("Diamond M"), of 3 offshore drilling rigs under long-term charters, a dispute existed as to whether or not the Company complied with the terms of the charters regarding maintenance and repair of the rigs during the charter period, as well as the condition of the rigs upon redelivery. Diamond M withheld payment of $1,700,000 in notes payable to the Company, representing a part of the purchase price for the subject rigs. Diamond M also claimed additional damages associated with repairs to the drilling rigs. In June, 1993, a partial summary judgment awarded the Company $1,800,000, together with interest and attorneys fees, for the notes payable owed by Diamond M to the Company, offset by certain charter hire payments due Diamond M. Following a

                            CLIFFS DRILLING COMPANY
trial in February, 1994, a judgment was entered in the United States District Court, Southern District of Texas, Houston Division, awarding Diamond M $3,500,000, plus court costs, offset by the partial summary judgment of $1,800,000. The Company reported this litigation settlement and expenses in the Consolidated Statements of Operations during the fourth quarter of 1993. The Company paid Diamond M $1,700,000 in February, 1994, as a final settlement of all disputed issues.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

12. BUSINESS SEGMENTS

     During the three years ended December 31, 1995, the Company conducted the following business activities:

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

                            CLIFFS DRILLING COMPANY

                                                                                              DEPRECIATION,
                                                 OPERATING                                     DEPLETION
                                                  INCOME      IDENTIFIABLE      CAPITAL           AND
                                     REVENUES     (LOSS)         ASSETS       EXPENDITURES    AMORTIZATION
                                     --------    ---------    ------------    ------------    ------------
                                                                (IN THOUSANDS)
December 31, 1995
  Daywork Drilling.................  $26,363      $ 2,761       $ 56,639         $11,814         $ 4,193
  Engineering Services.............   56,970        2,609         37,302              --              30
  MOPU Operations..................    4,920        2,492         30,017             825           1,360
  Oil and Gas......................    2,788          541          5,004             798           1,732
  Corporate Office.................       --       (5,387)            --              --              98
  Eliminations.....................   (7,752)          --             --              --            (142)
                                     -------      -------       --------         -------         -------
  Consolidated.....................  $83,289      $ 3,016       $128,962         $13,437         $ 7,271
                                     =======      =======       ========         =======         =======
December 31, 1994
  Daywork Drilling.................  $32,481      $ 7,100       $ 64,004         $ 5,692         $ 6,535
  Engineering Services.............   36,079        3,581         19,195              --              18
  MOPU Operations..................   16,020        4,415         31,854           3,263           4,617
  Oil and Gas......................    2,470       (1,439)         5,115             146           2,785
  Corporate Office.................       --       (5,184)            --              --              70
  Eliminations.....................   (3,357)          (2)            (1)             (1)            (17)
                                     -------      -------       --------         -------         -------
  Consolidated.....................  $83,693      $ 8,471       $120,167         $ 9,100         $14,008
                                     =======      =======       ========         =======         =======
December 31, 1993
  Daywork Drilling.................  $22,218      $  (515)      $ 63,360         $ 1,576         $ 6,304
  Engineering Services.............   16,961        1,685         10,625              --               1
  MOPU Operations..................   21,673       13,566         49,487           9,494           5,523
  Oil and Gas......................    4,686       (2,303)        10,051           1,598           5,529
  Corporate Office.................       --       (4,888)            --              --              81
                                     -------      -------       --------         -------         -------
  Consolidated.....................  $65,538      $ 7,545       $133,523         $12,668         $17,438
                                     =======      =======       ========         =======         =======

     Intersegment sales were $7,752,000, $3,357,000 and $147,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Such intersegment sales were accounted for at prices comparable to unaffiliated customer sales.

     Identifiable assets by industry segment include assets directly identified with those operations.

                            CLIFFS DRILLING COMPANY

     The Company derived a significant amount of its revenues from a few customers in each of the three years ended December 31, 1995. The following table summarizes information with respect to these major customers.

                                                                               % OF
                                                                           CONSOLIDATED
          CUSTOMER                       REPORTING SEGMENT                   REVENUES
          --------                       -----------------                 ------------
December 31, 1995
  Corpoven, S.A.............  Daywork Drilling and Engineering Services         35%
  Maraven, S.A..............  Daywork Drilling and Engineering Services         19%
  Texaco Exploration &
     Production, Inc........  Engineering Services                              12%

December 31, 1994
  Corpoven, S.A.............  Daywork Drilling and Engineering Services         32%
  Maraven, S.A..............  Daywork Drilling                                  18%
  Dresser-Rand..............  MOPU Operations                                   14%
  CNCTI.....................  Daywork Drilling and Engineering Services         14%

December 31, 1993
  Dresser-Rand..............  MOPU Operations                                   29%
  Maraven, S.A..............  Daywork Drilling                                  24%
  Marathon Oil Company......  Engineering Services                              10%

     The Company settled its contractual dispute with Columbia Gas Transmission Corp., a subsidiary of Columbia Gas System Inc. ("Columbia Gas") during 1995. The Company received $1,377,000 related to the settlement, which is included in oil and gas revenues.

                            CLIFFS DRILLING COMPANY

13. DISTRIBUTION OF EARNINGS AND ASSETS

     The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area.

                                                                          MEXICO
                                                    UNITED      SOUTH       AND
                                                    STATES     AMERICA     OTHER      TOTAL
                                                    -------    -------    -------    --------
                                                                 (IN THOUSANDS)
December 31, 1995
  Revenues........................................  $30,783    $51,930    $   576    $ 83,289
                                                    =======    =======    =======    ========
  Operating Income................................  $ 2,178    $ 6,081    $    46    $  8,305
                                                    =======    =======    =======
       General and Administrative Expense.........                                     (5,289)
                                                                                     --------
                                                                                     $  3,016
                                                                                     ========
  Identifiable Assets at December 31, 1995........  $82,934    $45,434    $   594    $128,962
                                                    =======    =======    =======    ========
December 31, 1994
  Revenues........................................  $18,092    $53,816    $11,785    $ 83,693
                                                    =======    =======    =======    ========
  Operating Income................................  $ 1,523    $ 4,417    $ 7,645    $ 13,585
                                                    =======    =======    =======
       General and Administrative Expense.........                                     (5,114)
                                                                                     --------
                                                                                     $  8,471
                                                                                     ========
  Identifiable Assets at December 31, 1994........  $55,034    $53,623    $11,510    $120,167
                                                    =======    =======    =======    ========
December 31, 1993
  Revenues........................................  $23,579    $40,361    $ 1,598    $ 65,538
                                                    =======    =======    =======    ========
  Operating Income (Loss).........................  $(3,062)   $13,965    $ 1,449    $ 12,352
                                                    =======    =======    =======
       General and Administrative Expense.........                                     (4,807)
                                                                                     --------
                                                                                     $  7,545
                                                                                     ========
  Identifiable Assets at December 31, 1993........  $55,797    $73,657    $ 4,069    $133,523
                                                    =======    =======    =======    ========

                            CLIFFS DRILLING COMPANY

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for the years ended December 31, 1995 and 1994 are summarized as follows:

                                                            (UNAUDITED)
                                                       FOR THE QUARTER ENDED
                                     ----------------------------------------------------------
                                     MARCH 31,     JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                     ---------     ---------     -------------     ------------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995:
Revenues............................ $ 14,282      $  13,953       $  20,036         $ 35,018(1)
Operating Income (Loss).............    1,418         (1,010)            917            1,691(1)(2)
Net Income (Loss)...................    1,120           (785)          1,646            3,465(1)(2)
Net Income (Loss) Applicable to
  Common and Common Equivalent
  Shares............................      455         (1,450)            981            2,801(1)(2)
Net Income (Loss) per Share:
  Primary........................... $   0.11      $   (0.35)      $    0.24         $   0.68(1)(2)
  Assuming Full Dilution............ $   0.11      $   (0.35)      $    0.24         $   0.55(1)(2)
1994:
Revenues............................ $ 16,477      $  16,547       $  25,550         $ 25,119
Operating Income....................    2,333          2,545           2,003            1,590
Net Income..........................    1,420          1,518           2,004            1,114
Net Income Applicable to Common and
  Common Equivalent Shares..........      755            853           1,339              450
Net Income per Share:
  Primary........................... $   0.17      $    0.20       $    0.32         $   0.11
  Assuming Full Dilution............ $   0.17      $    0.20       $    0.32         $   0.11

---------------

(1) Fourth quarter 1995 results include oil and gas revenues of $1,377,000 related to the Columbia Gas settlement.

(2) Fourth quarter 1995 results include net exchange rate gains of $1,169,000, net gains on disposition of assets of $2,713,000, primarily related to the compromised total loss of the jack-up drilling rig MARQUETTE and impairment expenses of $737,000 related to oil and gas property write-downs.

                                                                     SCHEDULE II

                            CLIFFS DRILLING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                   BALANCE AT  CHARGED                   BALANCE
                                                   BEGINNING   TO COSTS                  AT END
                                                      OF         AND                       OF
                                                     YEAR      EXPENSES    DEDUCTIONS     YEAR
-----------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
  1995............................................   $ 408       $ 400       $  (11)      $ 797
                                                      ====        ====        =====        ====
  1994............................................   $ 697       $ 200       $ (489)      $ 408
                                                      ====        ====        =====        ====
  1993............................................   $ 307       $ 390       $   --       $ 697
                                                      ====        ====        =====        ====

                                 EXHIBIT INDEX

           2.1     -- Reorganization and Distribution Agreement dated as of June 8, 1988 among
                      Cleveland-Cliffs Inc ("Cleveland"), The Cleveland-Cliffs Iron Company
                      ("Iron"), Cliffs Drilling Company, now Cliffs Resources, Inc.
                      ("Predecessor"), Cliffs Exploration Company, now Cliffs Oil and Gas
                      Company ("COGC"), Cliffs Drilling International, Inc. ("lnternational")
                      and New Cliffs Drilling Company, now Cliffs Drilling Company, the
                      Registrant (the "Company") (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 33-23508, filed under the Securities Act).

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

           4.3.1   -- Form of Notice of Redemption for the Holders of the Company's $2.3125
                      Convertible Exchangeable Preferred Stock (incorporated by reference to
                      Exhibit 99.2 to the Company's Form 8-K filed December 22, 1995).

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

          10.13.1  -- First Amendment to Second Restated Credit Agreement dated as of May 17,
                      1994, by and among the Company, COGC, International and INCC (incorpo-
                      rated by reference to Exhibit 10.13.1 to the Company's Form 10-K for the
                      fiscal year ended December 31, 1994).

         *10.13.2  -- Second Amendment to Second Restated Credit Agreement dated as of
                      September 26, 1995, by and among the Company, COGC, International and
                      INCC.

         *10.13.3 --  Third Amendment to Second Restated Credit Agreement dated as of Decem-
                      ber 19, 1995, by and among the Company, COGC, International and INCC.

          10.14    -- Cliffs Neddrill Central Turnkey International Joint Venture Agreement
                      dated December 15, 1992, by and among International, Neddrill Turnkey
                      Drilling B.V. and Perforadora Central S.A. de C.V. (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the fiscal year ended December 31, 1992).

          10.15    -- Asset Purchase and Sale Agreement dated March 30, 1993, between the
                      Company, as seller, and Cerrito Investment Corporation (incorporated by reference to Exhibit 10.23 to the Company's Form 10-Q for the fiscal quarter ended March 31, 1993).

          10.16    -- Form of Executive Agreement dated as of July 20, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1994).

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