Form 10-Q
period 1996-03-31
CLIFFS DRILLING CO
filed 1996-04-23
CIK 831964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        ==============================

                                   FORM 10-Q
                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

Yes    X     No
     -----      -----

Number of shares of Common Stock outstanding as of April 23, 1996:  6,190,928


                     (Exhibit Index Located on Page 14)


                             Page 1 of 17 Pages

================================================================================

                            CLIFFS DRILLING COMPANY
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                                                     PAGE
                                                                                     ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Statements of Operations (Unaudited) -
            CLIFFS DRILLING COMPANY
            Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . .   3

         Consolidated Balance Sheets -
            CLIFFS DRILLING COMPANY
            March 31, 1996 (Unaudited) and December 31, 1995  . . . . . . . . . . . .   4

         Consolidated Statements of Cash Flows (Unaudited) -
            CLIFFS DRILLING COMPANY
            Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . .   5

         Notes to Interim Consolidated Financial Statements (Unaudited)   . . . . . .   6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . .  12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                           CLIFFS DRILLING COMPANY

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      ----------------------
                                                                                        1996          1995
                                                                                      ---------    ---------
                                                                                      (In thousands, except
                                                                                        per share amounts)
REVENUES:
   Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  29,061    $  14,278
   Income (Loss) from Equity Investments  . . . . . . . . . . . . . . . . . . . . .          17            4
                                                                                      ---------    ---------
                                                                                         29,078       14,282
COSTS AND EXPENSES:
   Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,846        9,439
   Depreciation, Depletion and Amortization . . . . . . . . . . . . . . . . . . . .       1,503        2,073
   General and Administrative Expense . . . . . . . . . . . . . . . . . . . . . . .       1,398        1,352
                                                                                      ---------    ---------
                                                                                         24,747       12,864
                                                                                      ---------    ---------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,331        1,418
OTHER INCOME (EXPENSE):
   Gain (Loss) on Disposition of Assets . . . . . . . . . . . . . . . . . . . . .           (23)           7
   Interest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         360          294
   Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26)         (32)
   Exchange Rate Gain (Loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,133         (126)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (83)         (68)
                                                                                      ---------    ---------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,692        1,493
INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,992          373
                                                                                      ---------    ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,700        1,120
DIVIDENDS APPLICABLE TO PREFERRED STOCK . . . . . . . . . . . . . . . . . . . . . .         (31)        (665)
                                                                                      ---------    ---------
NET INCOME APPLICABLE TO COMMON AND
   COMMON EQUIVALENT SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,669    $     455
                                                                                      =========    =========
NET INCOME PER SHARE:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    0.62    $    0.11
                                                                                      =========    =========
   Assuming Full Dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $    0.11
                                                                                                   =========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
   Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,876        4,092
                                                                                      =========    =========
   Assuming Full Dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,092
                                                                                                   =========

            See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                         CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,        DECEMBER 31,
                                                                             1996              1995
                                                                        ---------------   ---------------
                                                                         (UNAUDITED)
                              ASSETS                                              (In thousands)
CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . .     $        21,936   $        26,405
  Accounts Receivable, net of allowance for doubtful accounts of
    $797 at March 31, 1996 and December 31, 1995, respectively  . .              16,108            11,170
  Notes and Other Receivables, Current  . . . . . . . . . . . . . .               6,840             1,812
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,793             4,114
  Drilling Contracts in Progress  . . . . . . . . . . . . . . . . .               3,267            11,339
  Prepaid Insurance . . . . . . . . . . . . . . . . . . . . . . . .                 694               957
  Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . .               3,303             2,400
                                                                        ---------------   ---------------
      Total Current Assets  . . . . . . . . . . . . . . . . . . . .              56,941            58,197

PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment  . . . . . . . . . . . . . . . . . . .             124,698           122,777
  Oil and Gas Properties ("successful efforts" method)  . . . . . .              23,673            23,497
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,491             3,201
                                                                        ---------------   ---------------
                                                                                151,862           149,475
  Less:  Accumulated Depreciation, Depletion and Amortization . . .             (84,852)          (83,525)
                                                                        ---------------   ---------------
         Net Property and Equipment . . . . . . . . . . . . . . . .              67,010            65,950

NOTES AND OTHER RECEIVABLES, LONG-TERM  . . . . . . . . . . . . . .               4,224             4,441
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES  . . . . .                 286               269
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  79               105
                                                                        ---------------   ---------------
         TOTAL ASSETS   . . . . . . . . . . . . . . . . . . . . . .     $       128,540   $       128,962
                                                                        ===============   ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . .     $        15,036   $        20,392
  Accrued Expenses, Including Interest  . . . . . . . . . . . . . .               6,636             3,946
                                                                        ---------------   ---------------
         Total Current Liabilities  . . . . . . . . . . . . . . . .              21,672            24,338

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .               1,447             1,447
DEFERRED INCOME AND OTHER . . . . . . . . . . . . . . . . . . . . .                 401               412

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
  $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000
    shares authorized; 1,150,000 shares issued and outstanding at
    December 31, 1995 ($28,750 liquidation value) . . . . . . . . .                  --            28,750

SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 15,000,000 shares authorized;
     6,631,661 and 4,518,104 shares issued and 6,189,930 and
     4,113,067 shares outstanding at March 31, 1996 and December
     31, 1995,  respectively  . . . . . . . . . . . . . . . . . . .                  66                45
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . . . . . .             127,085            99,186
  Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . .             (16,439)          (20,108)
  Less:  Notes Receivable from Officers for Restricted Stock  . . .                (232)             (232)
         Restricted Stock . . . . . . . . . . . . . . . . . . . . .                 (27)              (32)
         Treasury Stock, at cost, 441,731 and 405,037 shares at
             March 31, 1996 and December 31, 1995, respectively . .              (5,433)           (4,844)
                                                                        ---------------   ---------------
         Total Shareholders' Equity . . . . . . . . . . . . . . . .             105,020            74,015
                                                                        ---------------   ---------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . .     $       128,540   $       128,962
                                                                        ===============   ===============

      See accompanying notes to interim consolidated financial statements.

                           CLIFFS DRILLING COMPANY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                         -----------------------------
                                                                                            1996              1995
                                                                                         ------------     ------------
                                                                                                 (In thousands)
OPERATING ACTIVITIES:
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      3,700     $      1,120
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:
    Depreciation, Depletion and Amortization  . . . . . . . . . . . . . . . . . . .             1,503            2,073
    Mobilization Expense Amortization . . . . . . . . . . . . . . . . . . . . . . .               130              127
    (Gain) Loss on Disposition of Assets  . . . . . . . . . . . . . . . . . . . . .                23               (7)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (59)              50
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (10,258)          (7,062)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (679)             442
      Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . . . . .             8,072           (1,568)
      Prepaid Insurance and Other Prepaid Expenses  . . . . . . . . . . . . . . . .              (744)           1,695
      Investments in and Advances to Unconsolidated Affiliates  . . . . . . . . . .               (17)           1,396
      Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --               (1)
      Accounts Payable and Other Accrued Liabilities  . . . . . . . . . . . . . . .            (2,524)          (2,760)
                                                                                         ------------     ------------
          Net Cash Used In Operating Activities   . . . . . . . . . . . . . . . . .              (853)          (4,495)
INVESTING ACTIVITIES:
  Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,810)          (2,881)
  Proceeds from Sale of Property and Equipment  . . . . . . . . . . . . . . . . . .               227               63
  Insurance Proceeds from Loss of Rig and Related Equipment . . . . . . . . . . . .               292               --
  Collection of Notes Receivable  . . . . . . . . . . . . . . . . . . . . . . . . .               217            1,128
                                                                                         ------------     ------------
          Net Cash Used In Investing Activities   . . . . . . . . . . . . . . . . .            (2,074)          (1,690)
FINANCING ACTIVITIES:
  Acquisition of Treasury Stock   . . . . . . . . . . . . . . . . . . . . . . . . .              (661)              --
  Payments for Redemption of Preferred Stock  . . . . . . . . . . . . . . . . . . .              (850)              --
  Preferred Stock Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (31)            (665)
                                                                                         ------------     ------------
          Net Cash Used In Financing Activities   . . . . . . . . . . . . . . . . .            (1,542)            (665)
                                                                                         ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . . .            (4,469)          (6,850)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . .            26,405           11,320
                                                                                         ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . .      $     21,936     $      4,470
                                                                                         ============     ============


            See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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

3.  CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

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

4.  ACQUISITIONS AND FINANCING

On April 8, 1996, the Company entered into a letter of intent to acquire 9 jack-up drilling rigs owned by Viking Supply Ships A.S., Norway ("Viking"), and one jack-up drilling rig owned by Production Partner Inc., together with their related assets, all of which are operated by Southwestern Offshore Corporation ("Southwestern"), a wholly-owned subsidiary of Viking. One of the 9 Viking rigs is committed to a Trinidad joint venture in which Viking has a 50% interest. The purchase price is $110 million in cash plus 1,200,000 shares of the Company's Common Stock and the assumption of certain contractual liabilities, including $4.3 million in indebtedness related to the refurbishment of the jack-up drilling rig contracted to work in Trinidad. The transaction provides that 4 of the rigs will be refurbished and upgraded at a cost to Viking.

Consummation of these transactions is subject to customary due diligence, execution of a final purchase and sale agreement, regulatory approvals, financing being obtained by the Company and satisfaction of customary closing conditions to be contained in the purchase and sale agreement.

On April 18, 1996, the Company signed a memorandum of agreement with a subsidiary of Diamond Offshore Drilling, Inc. ("Diamond") for the purchase by the Company of the jack-up drilling rig OCEAN MAGALLANES for $4.5 million. The drilling rig is currently stacked in Chile, and upon delivery, the unit will be mobilized to Venezuela for refurbishment and upgrade. The rig is committed under a letter of intent to work for an initial eight months in Lake Maracaibo, Venezuela for Maraven S.A., an affiliate of Petroleos de Venezuela, S.A.

The Company plans to offer Senior Notes due 2003 ("Notes") in the amount of $150 million to fund the acquisitions. The Notes will be senior unsecured obligations of the Company ranking pari passu in right of payment with all senior indebtedness of the Company and senior to all subordinated indebtedness of the Company. The net proceeds to the Company from the sale of the Notes are estimated to be approximately $145 million after deducting expenses of the offering. Of the net proceeds, the Company intends to utilize $110 million to pay the cash portion of the Southwestern rig acquisition and $12 million to acquire, mobilize and refurbish the OCEAN MAGALLANES. The remaining proceeds will be used for general corporate purposes which may include up to $15 million to acquire land rigs for work in Venezuela.

5.  TREASURY STOCK

The Company purchased on the open market 43,000 shares of its Common Stock at an aggregate purchase price of $661,000, or $15.38 per share, during the three months ended March 31, 1996. All of the acquired shares are held as Common Stock in treasury, less shares issued to certain benefit plans.

6.  CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to conform with the current year presentation.

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

The Company has endeavored to mitigate the effect of cyclical markets by diversifying its scope of operations. To achieve its strategic objective, the Company established separate but related lines of business in turnkey drilling and MOPU operations, and pursued foreign drilling and production opportunities. Each of the Company's business segments will continue to be affected by the energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations, and environmental concerns.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

The Company recognized net income, before preferred dividends, of $3.7 million during the first quarter of 1996 compared to net income of $1.1 million in the first quarter of 1995. Revenues increased $14.8 million in the first quarter of 1996 compared to the same period in 1995 while operating income increased $2.9 million in the same period. The increase in both revenues and operating income was primarily due to increased contributions from the engineering services business segment, primarily attributable to the operations in Venezuela.

                                                                                           INCREASE
                                                        1996               1995           (DECREASE)
                                                    --------------    --------------    --------------
                                                                        (UNAUDITED)
                                                                       (In thousands)
Revenues:
    Daywork Drilling  . . . . . . . . . . .         $        6,913    $        6,653    $          260
    Engineering Services  . . . . . . . . .                 23,694             7,048            16,646
    MOPU Operations . . . . . . . . . . . .                    992             1,285              (293)
    Oil and Gas . . . . . . . . . . . . . .                    399               390                 9
    Eliminations  . . . . . . . . . . . . .                 (2,920)           (1,094)           (1,826)
                                                    --------------    --------------    --------------
      Consolidated  . . . . . . . . . . . .         $       29,078    $       14,282    $       14,796
                                                    ==============    ==============    ==============

Operating Income (Loss):
    Daywork Drilling  . . . . . . . . . . .         $          737    $          501    $          236
    Engineering Services  . . . . . . . . .                  4,229             1,773             2,456
    MOPU Operations . . . . . . . . . . . .                    679               565               114
    Oil and Gas . . . . . . . . . . . . . .                    130               (46)              176
    Corporate Office  . . . . . . . . . . .                 (1,424)           (1,375)              (49)
    Eliminations  . . . . . . . . . . . . .                    (20)               --               (20)
                                                    --------------    --------------    --------------
      Consolidated  . . . . . . . . . . . .         $        4,331    $        1,418    $        2,913
                                                    ==============    ==============    ==============

Daywork Drilling

Daywork drilling revenues increased $.3 million in the first quarter of 1996 compared to the first quarter of 1995, and operating income increased $.2 million during the same period. Daywork drilling operating results reflect increased revenues and operating income primarily due to Cliffs Drilling Rig 54, a 3000 HP land drilling rig which began operations during the third quarter of 1995, offset in part by the loss of the jack-up drilling rig MARQUETTE during 1995.

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

One of the Company's 2 jack-up drilling rigs is currently being used as a workover rig in the U.S. Gulf of Mexico. The other jack-up drilling rig is undergoing repairs and upgrade in a shipyard in Venezuela. Upon completion of the repairs and upgrade, the unit will be mobilized to Colombia to drill 2 wells. All 6 of the Company's land drilling rigs are currently under contract in Venezuela. Contracts on 2 of the 5 land drilling rigs working for Corpoven, S.A. ("Corpoven") extend into September, 1996, and the other 3 land drilling rigs have contracts or agreements which extend into February, 1997. The other land drilling rig, Cliffs Drilling Rig 54, is currently drilling the second well of a 2 well contract. See "Liquidity and Capital Resources."

Engineering Services

Engineering services revenues increased $16.6 million in the first quarter of 1996 compared to the first quarter of 1995, and operating income increased $2.5 million during the same period. Four turnkey contracts were completed during the first quarter of 1996 compared to one turnkey contract completion in the same period in 1995. Two of the 4 contracts completed during the first quarter of 1996 were international contracts in Venezuela, which generally generate greater revenues and operating income than domestic contracts.

The Company currently has 3 turnkey wells in progress, including 2 wells in Venezuela and one well in the United States. The Company expects to complete the domestic well during the second quarter of 1996 with break-even results.

MOPU Operations

MOPU revenues decreased $.3 million in the first quarter of 1996 compared to the first quarter of 1995, while operating income increased $.1 million during the same period. The variances in revenues and operating income were primarily due to operations associated with the LANGLEY and another MOPU, neither of which operated during the first quarter of 1995, offset in part by reduced operating results from 2 idle MOPUs which were under either an operating or standby contract in the first quarter of 1995.

The LANGLEY has been bareboat chartered to Sedco Forex International, Inc. ("Sedco") for a five-year term for use as a MOPU offshore Nigeria. The Company plans to mobilize the MOPU to Nigeria after completion of modifications during the second quarter of 1996. The Company is receiving a standby rate for the unit while it is being modified. Sedco has an option to purchase the rig at the end of the charter.

Four of the Company's 6 MOPUs are currently under contract. One MOPU is on a month-to-month contract, and the other 3 units are contracted on a term basis. One of the units, Cliffs No. 11, was bareboat chartered for use as a workover rig in the U.S. Gulf of Mexico during 1994 and will complete its two-year charter during June, 1996. The charterer has an option to purchase the rig at the end of the charter.

Oil and Gas

Oil and gas revenues in the first quarter of 1996 were consistent with revenues in the first quarter of 1995, primarily due to increased average gas prices, offset by decreased gas production during the first quarter of 1996 compared to the same period in 1995. Operating income increased $.2 million during the same period, primarily because of decreased depreciation, depletion and amortization and operating expenses.

Corporate Overhead

Corporate overhead increased $.1 million in the first quarter of 1996 compared to the first quarter of 1995. The increase was primarily due to an overall increase in employment costs.

Other Income (Expense) and Income Taxes

The Company recognized $.6 million of other expense during the first quarter of 1996 compared to $.3 million of other expense during the same period in 1995. The net increase in other expense resulted primarily from an increase in income taxes, offset in part by an increase in exchange rate gains related to Venezuelan Brady Bond transactions. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $4.5 million from $26.4 million at December 31, 1995 to $21.9 million at March 31, 1996. The decrease resulted from $.9 million used to fund operating activities, $2.8 million used to fund capital expenditures, $.9 million used for redemption of Preferred Stock and payment of related dividends, $.6 million used for acquisition of Treasury Stock, and $.7 million received from the collection of notes receivable and the sale of property and equipment.

Cash of $.9 million used to fund operating activities included $6.2 million used for working capital and other requirements. "Accounts Receivable" increased from December 31, 1995 to March 31, 1996 due primarily to the timing of cash receipts related to Venezuela daywork and turnkey operations. "Notes and Other Receivables, Current" increased primarily due to an insurance claim related to a turnkey well in progress at March 31, 1996. "Drilling Contracts in Progress" and "Accounts Payable" decreased due to the completion of the 4 turnkey contracts in progress at December 31, 1995. "Accrued Expenses, Including Interest" increased primarily as a result of income taxes accrued during the first quarter of 1996.

Cash was used during the first quarter of 1996 to fund $2.8 million of capital expenditures, which related primarily to upgrade and renovation activities on the jack-up drilling rig LASALLE and the LANGLEY. The Company has plans for other capital expenditures totaling approximately $14.8 million during 1996. The Company intends to fund these capital expenditure requirements with internally-generated cash flow and amounts currently available under its revolving line of credit.

On April 8, 1996, the Company entered into a letter of intent to acquire 9 jack-up drilling rigs owned by Viking and one jack-up drilling rig owned by Production Partner Inc., together with their related assets, all of which are operated by Southwestern. One of the 9 Viking rigs is committed to a Trinidad joint venture in which Viking has a 50% interest. The purchase price is $110 million in cash plus 1,200,000 shares of the Company's Common Stock and the assumption of certain contractual liabilities, including $4.3 million in indebtedness related to the refurbishment of the jack-up drilling rig contracted to work in Trinidad. The transaction provides that 4 of the rigs will be refurbished and upgraded at a cost to Viking. Consummation of this transaction is subject to customary due diligence, execution of a final purchase and sale agreement, regulatory approvals, financing being obtained by the Company and satisfaction of customary closing conditions to be contained in the purchase and sale agreement.

On April 18, 1996, the Company signed a memorandum of agreement with a subsidiary of Diamond for the purchase by the Company of the jack-up drilling rig OCEAN MAGALLANES for $4.5 million. The drilling rig is currently stacked in Chile, and upon delivery, the unit will be mobilized to Venezuela for refurbishment and upgrade. The rig is committed under a letter of intent to work for an initial eight months in Lake Maracaibo, Venezuela for Maraven S.A., an affiliate of Petroleos de Venezuela, S.A.

The Company plans to offer Notes in the amount of $150 million to fund the acquisitions. The Notes will be senior unsecured obligations of the Company ranking pari passu in right of payment with all senior indebtedness of the Company and senior to all subordinated indebtedness of the Company. The net proceeds to the Company from the sale of the Notes are estimated to be approximately $145 million after deducting expenses of the offering. Of the net proceeds, the Company intends to utilize $110 million to pay the cash portion of the Southwestern rig acquisition and $12 million to acquire, mobilize and refurbish the OCEAN MAGALLANES. The remaining proceeds will be used for general corporate purposes which may include up to $15 million to acquire land rigs for work in Venezuela.

The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. The remaining 34,012 shares were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million.

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

Approximately 68% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first quarter of 1996. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company continues to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

The Company's $20.0 million revolving line of credit agreement with Internationale Nederlanden (U.S.) Capital Corporation ("INCC") matures on January 1, 1998. As of March 31, 1996, the Company had no outstanding balance on the revolving line of credit with INCC.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27    Financial Data Schedule.

         99.1  Press release concerning letter of intent dated April 8, 1996.

         99.2 Press release concerning memorandum of agreement dated April 18, 1996.



     (b) Reports on Form 8-K

         None.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CLIFFS DRILLING COMPANY

Date:  April 23, 1996                        By: /s/  Edward A. Guthrie
     ------------------                          ----------------------------
                                                 Edward A. Guthrie
                                                 Vice President - Finance



Date:  April 23, 1996                        By: /s/  Cindy B. Taylor
     ------------------                          ----------------------------
                                                 Cindy B. Taylor
                                                 Corporate Controller

                                EXHIBIT INDEX





27        Financial Data Schedule


99.1      Press Release Dated April 9, 1996


99.2      Press Release Dated April 18, 1996