Form 10-Q
period 1996-06-30
CLIFFS DRILLING CO
filed 1996-08-08
CIK 831964

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -------------------------

                                   FORM 10-Q
                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

Yes    X     No
   ---------   ---------

 Number of shares of Common Stock outstanding as of August 7, 1996:  7,408,585


                       (Exhibit Index Located on Page 21)


================================================================================

                            CLIFFS DRILLING COMPANY
                                   Form 10-Q
                For the Three and Six Months Ended June 30, 1996

                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

 ITEM 1.        FINANCIAL STATEMENTS.

   Consolidated Statements of Operations (Unaudited) -
     CLIFFS DRILLING COMPANY
     Three and Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . . . . .   3

   Consolidated Balance Sheets -
     CLIFFS DRILLING COMPANY
     June 30, 1996 (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . .   4

   Consolidated Statements of Cash Flows (Unaudited) -. . . . . . . . . . . . . . .
     CLIFFS DRILLING COMPANY
     Three and Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . . . . .   5

   Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . . . . .   6

 ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .  11


PART II - OTHER INFORMATION

 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .  19

 ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . .  19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                Three Months             Six Months
                                                                               Ended June 30,          Ended June 30,
                                                                              ----------------        ----------------
                                                                               1996      1995          1996      1995
                                                                              -------   ------        -------   ------
                                                                                        (In thousands, except
                                                                                           per share amounts)
REVENUES:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  13,699   $  14,457     $  42,760  $  28,735
  Income (Loss) from Equity Investments . . . . . . . . . . . . . . . . .         79        (504)           96       (500)
                                                                           ---------   ---------     ---------  ---------
                                                                              13,778      13,953        42,856     28,235
COSTS AND EXPENSES:
  Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .      8,227      12,315        30,073     21,754
  Depreciation, Depletion and Amortization  . . . . . . . . . . . . . . .      1,674       1,383         3,177      3,456
  General and Administrative Expense  . . . . . . . . . . . . . . . . . .      1,416       1,265         2,814      2,617
                                                                           ---------   ---------     ---------  ---------
                                                                              11,317      14,963        36,064     27,827
                                                                           ---------   ---------     ---------  ---------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .        2,461      (1,010)        6,792        408
OTHER INCOME (EXPENSE):
  Gain (Loss) on Disposition of Assets  . . . . . . . . . . . . . . . .        2,670         (48)        2,647        (41)
  Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        444         272           804        566
  Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,560)        (33)       (1,586)       (65)
  Exchange Rate Gain (Loss) . . . . . . . . . . . . . . . . . . . . . .         (985)        428           148        302
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24        (655)          (59)      (723)
                                                                           ---------   ---------     ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .        3,054      (1,046)        8,746        447
INCOME TAX EXPENSE (BENEFIT)  . . . . . . . . . . . . . . . . . . . . .        1,069        (261)        3,061        112
                                                                           ---------   ---------     ---------  ---------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,985        (785)        5,685        335
DIVIDENDS APPLICABLE TO PREFERRED STOCK . . . . . . . . . . . . . . . .           --        (665)          (31)    (1,330)
                                                                           ---------   ---------     ---------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON AND
  COMMON EQUIVALENT SHARES  . . . . . . . . . . . . . . . . . . . . . . .  $   1,985   $  (1,450)    $   5,654  $    (995)
                                                                           =========   =========     =========  =========
NET INCOME (LOSS) PER SHARE:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    0.29   $   (0.35)    $    0.89  $   (0.24)
                                                                           =========   =========     =========  =========
  Assuming Full Dilution  . . . . . . . . . . . . . . . . . . . . . . . .              $   (0.35)               $   (0.24)
                                                                                       =========                =========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,824       4,104         6,363      4,096
                                                                           =========   =========     =========  =========
  Assuming Full Dilution  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                           4,104                    4,096
                                                                                       =========                =========

      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,      December 31,
                                                                                           1996           1995
                                                                                        -----------   -------------
                                                                                        (Unaudited)
                                         ASSETS                                                 (In thousands)
     CURRENT ASSETS:
       Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    $    45,585      $     26,405
       Accounts Receivable, net of allowance for doubtful accounts of $797 at
           June 30, 1996 and December 31, 1995, respectively . . . . . . . . . . .         17,751            11,170
       Notes and Other Receivables, Current  . . . . . . . . . . . . . . . . . . .         15,210             1,812
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,023             4,114
       Drilling Contracts in Progress  . . . . . . . . . . . . . . . . . . . . . .          7,218            11,339
       Prepaid Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            734               957
       Other Prepaid Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          3,727             2,400
                                                                                      -----------      ------------
             Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .         95,248            58,197

     PROPERTY AND EQUIPMENT, AT COST:
       Rigs and Related Equipment  . . . . . . . . . . . . . . . . . . . . . . . .        258,775           122,777
       Oil and Gas Properties ("successful efforts" method)  . . . . . . . . . . .         23,775            23,497
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,781             3,201
                                                                                      -----------      ------------
                                                                                          286,331           149,475
       Less:  Accumulated Depreciation, Depletion and Amortization . . . . . . . .        (86,454)          (83,525)
                                                                                      -----------      ------------
             Net Property and Equipment  . . . . . . . . . . . . . . . . . . . . .        199,877            65,950

     NOTES AND OTHER RECEIVABLES, LONG-TERM  . . . . . . . . . . . . . . . . . .            3,993             4,441
     INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES  . . . . . . . . .            3,552               269
     DEFERRED CHARGES AND OTHER  . . . . . . . . . . . . . . . . . . . . . . . .            5,199               105
                                                                                      -----------      ------------
             TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   307,869      $    128,962
                                                                                      ===========      ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    14,249      $     20,392
       Accrued Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,663                 1
       Other Accrued Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          8,102             3,945
                                                                                      -----------      ------------
             Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .           24,014            24,338

     10.25% SENIOR NOTES   . . . . . . . . . . . . . . . . . . . . . . . . . . .          150,000                --
     DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . .            3,979             1,447
     DEFERRED INCOME AND OTHER   . . . . . . . . . . . . . . . . . . . . . . . .              391               412
     REDEEMABLE PREFERRED STOCK:
       $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at
       December 31, 1995 ($28,750 liquidation value)   . . . . . . . . . . . . . .             --            28,750
     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY:
       Common Stock, $.01 par value, 15,000,000 shares authorized; 7,845,036 and
        4,518,104 shares issued and 7,406,748 and 4,113,067 shares outstanding at
        June 30, 1996 and December 31, 1995, respectively . . . . . . . . . . . .              78                45
       Paid-In Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        149,509            99,186
       Retained Earnings (Deficit) . . . . . . . . . . . . . . . . . . . . . . . .        (14,454)          (20,108)
       Less:  Notes Receivable from Officers for Restricted Stock  . . . . . . . .           (232)             (232)
              Restricted Stock  . . . . . . . . . . . . . . . . . . . . . . . . .             (22)              (32)
              Treasury Stock, at cost, 438,288 and 405,037 shares at June 30,
                1996 and December 31, 1995, respectively. . . . . . . . . . . . . .        (5,394)           (4,844)
                                                                                      -----------      ------------
              Total Shareholders' Equity  . . . . . . . . . . . . . . . . . . . .         129,485            74,015
                                                                                      -----------      ------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . .     $   307,869      $    128,962
                                                                                      ===========      ============

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Three Months               Six Months
                                                                               Ended June 30,            Ended June 30,
                                                                          -------------------------  ------------------------
                                                                             1996          1995         1996          1995
                                                                          -----------   -----------  -----------   ----------
                                                                                             (In thousands)
OPERATING ACTIVITIES:
  Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,985   $      (785)  $    5,685   $      335
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation, Depletion and Amortization  . . . . . . . . . . . . .         1,674         1,383        3,177        3,456
    Mobilization Expense Amortization . . . . . . . . . . . . . . . . .            66           130          196          257
    (Gain) Loss on Disposition of Assets  . . . . . . . . . . . . . . .        (2,670)           48       (2,647)          41
    Amortization of Debt Issue Costs  . . . . . . . . . . . . . . . . .            80            --           80           --
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           302            65          243          115
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
        Accounts Receivable and Notes and Other Receivables . . . . . .        (4,621)        4,582      (14,879)      (2,480)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .          (230)          681         (909)       1,123
        Drilling Contracts in Progress  . . . . . . . . . . . . . . . .        (3,947)       (4,065)       4,125       (5,633)
        Prepaid Insurance and Other Prepaid Expenses  . . . . . . . . .          (530)         (690)      (1,274)       1,005
        Investments in and Advances to Unconsolidated Affiliates  . . .           (79)       (1,446)         (96)         (50)
        Deferred Charges and Other  . . . . . . . . . . . . . . . . . .            --             1           --           --
        Accounts Payable and Other Accrued Expenses . . . . . . . . . .         4,267         3,794        1,743        1,034
                                                                          -----------   -----------  -----------   ----------
             Net Cash Provided By (Used In) Operating Activities . . .         (3,703)        3,698       (4,556)        (797)

 INVESTING ACTIVITIES:
    Capital Expenditures  . . . . . . . . . . . . . . . . . . . . . . .       (10,406)       (6,987)     (13,216)      (8,118)
    Acquisition of Rigs and Related Equipment . . . . . . . . . . . . .      (105,405)           --     (105,405)      (1,750)
    Acquisition of Equity Interest in Rig and Related Equipment . . . .        (3,187)           --       (3,187)          --
    Proceeds from Sale of Property and Equipment  . . . . . . . . . . .           770           140          997          203
    Insurance Proceeds from Loss of  Rig and Related Equipment  . . . .            --            --          292           --
    Collection of Notes Receivable  . . . . . . . . . . . . . . . . . .           231           109          448        1,237
                                                                          -----------   -----------  -----------   ----------
             Net Cash Used In Investing Activities   . . . . . .. . . .      (117,997)       (6,738)    (120,071)      (8,428)

 FINANCING ACTIVITIES:
    Proceeds from Borrowings  . . . . . . . . . . . . . . . . . . . . .       150,000         2,000      150,000        2,000
    Debt Issue Costs  . . . . . . . . . . . . . . . . . . . . . . . . .        (4,651)           --       (4,651)          --
    Acquisition of Treasury Stock . . . . . . . . . . . . . . . . . . .            --            --         (661)          --
    Payments for Redemption of Preferred Stock  . . . . . . . . . . . .            --            --         (850)          --
    Preferred Stock Dividends . . . . . . . . . . . . . . . . . . . . .            --          (665)         (31)      (1,330)
                                                                          -----------   -----------  -----------   ----------
             Net Cash Provided By Financing Activities . . . . . . . .        145,349         1,335      143,807          670
                                                                          -----------   -----------  -----------   ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .         23,649        (1,705)      19,180       (8,555)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . .         21,936         4,470       26,405       11,320
                                                                          -----------   -----------  -----------   ----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .    $    45,585   $     2,765  $    45,585   $    2,765
                                                                          ===========   ===========  ===========   ==========
 SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock for Acquisition of Rigs and Related
      Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    22,215   $        --  $    22,215   $       --
                                                                          ===========   ===========  ===========   ==========


      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996



1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

4.      ACQUISITIONS AND FINANCING

On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in a joint venture which owns an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation ("Southwestern"). Pursuant to an Acquisition Agreement dated May 13, 1996, the Southwestern Rigs were acquired as follows: (a) Cliffs Drilling Asset Acquisition Company, a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Newco"), acquired 6 rigs from Viking Supply Ships A.S. ("Viking"), (b) Newco acquired one rig from Ocean Master III Inc. ("Ocean"), (c) Newco acquired one rig from Production Partner Inc. ("Partner"),
(d) Newco acquired a partial indirect interest in one rig owned by West Indies Drilling Joint Venture (the "Joint Venture") through the purchase by Newco of the outstanding capital stock of Viking Trinidad Limited, a partner in the Joint Venture, and (e) Cliffs Drilling Merger Company, a newly formed Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), acquired one rig through the merger of Trivium Investments Limited ("Trivium") with and into Merger Sub. As used herein, the term "Sellers" shall mean Southwestern, Viking, Ocean, Partner and Trivium.

The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of the Company's Common Stock, $0.01 par value per share (the "Shares") and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the Joint Venture to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by the Joint Venture (together with accrued but unpaid interest thereon and costs of collection). Pursuant to the Acquisition Agreement, the Company has registered resale of the Shares.

In part to finance the acquisition of the Southwestern Rigs, the Company sold $150 million of 10.25% Senior Notes due 2003 (the "Notes") in a private placement on May 23, 1996. Interest on the Notes accrues from May 23, 1996 and will be payable semi-annually in cash in arrears on May 15 and November 15 of each year, commencing November 15, 1996. Of the $144.8 million net proceeds received by the Company in connection with the sale of the Notes, $103.8 million was used to fund the cash portion of the purchase price for the Southwestern Rigs and $6.2 million was reserved to complete refurbishments of 2 rigs not completed by Sellers prior to closing. The Company has allocated $12 million of the net proceeds from the sale of the Notes for the acquisition, mobilization and refurbishment of the Diamond Rig (as defined below). The remaining proceeds will be used for general corporate purposes which may include up to $15 million to acquire land rigs for use in Venezuela.

In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES (the "Diamond Rig") from Diamond Offshore Southern Company for $4.5 million. The Company has renamed this unit CLIFFS DRILLING NO. 155. The Company has mobilized the Diamond Rig to Venezuela where it is currently being refurbished and upgraded prior to commencing operations in Venezuela. The Company signed a letter of intent with Maraven S.A. for the Diamond Rig and expects to sign an initial eight-month contract with Maraven for use of the Diamond Rig in Lake Maracaibo, Venezuela.

5.      NOTES PAYABLE

On June 27, 1996, the Company and Internationale Nederlanden (U.S.) Capital Corporation ("ING") modified and amended the Company's $20.0 million credit facility (the "Revolving Credit Facility") to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May 31, 1998. At June 30, 1996, the Company had no indebtedness outstanding under the Revolving Credit Facility.

6.      ASSET DISPOSITION

On June 19, 1996, Cliffs Drilling No. 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico. The charterer exercised its option to purchase the unit for $5.4 million and executed a note payable to the Company maturing on October 31, 1996. Interest accrues at the rate of $2,500 per day and is due monthly, and the note is secured by the rig and its related equipment. The Company recognized a $2.7 million gain on disposition of the unit in June, 1996.

7.      EXCHANGE RATE GAIN (LOSS)

The Company's foreign exchange gains and losses are primarily attributable to the Venezuela Bolivar (the "Bolivar"). Venezuela instituted currency exchange controls during June, 1994. The Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar occurred, resulting in net exchange rate losses of $1.0 million during the second quarter of 1996.

8.      CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to conform with the current year presentation.

9.      PRO FORMA FINANCIAL INFORMATION

The unaudited Pro Forma Consolidating Statements of Operations (the "Pro Forma Statements") give effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150 million 10.25% Senior Notes due 2003 and the issuance of
1.2 million shares of the Company's Common Stock valued at an average price of $18.51 per share in connection with the Southwestern Rigs acquisition.

The Pro Forma Statements are based upon the historical unaudited consolidated financial statements of the Company and Southwestern for the six months ended June 30, 1996 and 1995. The historical financial statements of Southwestern include the operating results of the Southwestern Rigs during the periods indicated to the date of acquisition, May 23, 1996. However, the financial statements of Southwestern exclude depreciation expense related to the Southwestern Rigs because Southwestern managed, rather than owned, the rigs. The historical results of Southwestern include the results of operations of the rigs that were available for service during the indicated periods. During the six months ended June 30, 1995, 40% of the Southwestern Rigs were not available for service as a result of being cold stacked or refurbished.

The Pro Forma Statements for the six months ended June 30, 1996 were prepared assuming that the transactions described above were consummated as of January 1, 1995. The Pro Forma Statements have been prepared based upon assumptions deemed appropriate by the Company and may not be indicative of actual results. The historical results of Southwestern's operations are included with the Company's results beginning May 23, 1996. The unaudited Pro Forma Consolidating Statements of Operations for the year ended December 31, 1995 are included in the Company's current report on Form 8-K dated May 23, 1996.

                                                                           Six Months Ended June 30, 1996
                                                          ------------------------------------------------------------
                                                                    Historical                      Pro Forma
                                                          ---------------------------    -----------------------------
                                                            Cliffs      Southwestern      Adjustments        Combined
                                                          ----------    -------------    ------------       ----------
                                                                      (In thousands, except per share amounts)
                                                                                      (Unaudited)
      REVENUES:
         Revenues. . . . . . . . . . . . . . . . . . . . $    42,760  $        14,567   $          (160)(a) $     57,167
         Income from Equity Investments. . . . . . . . .          96               --                --               96
                                                          ----------     ------------   ---------------       ----------
                                                              42,856           14,567              (160)          57,263
      COSTS AND EXPENSES:
         Operating Expenses. . . . . . . . . . . . . . .      30,073           14,623            (3,311)(b)       41,385
         Depreciation, Depletion and Amortization. . . .       3,177               96             2,369 (c)        5,642
         General and Administrative Expense                    2,814              763                --            3,577
                                                          ----------     ------------   ---------------       ----------
                                                              36,064           15,482              (942)          50,604
                                                          ----------     ------------   ---------------       ----------

      OPERATING INCOME (LOSS). . . . . . . . . . . . . .       6,792             (915)              782            6,659
      OTHER INCOME (EXPENSE):
         Gain on Disposition of Assets . . . . . . . . .       2,647               --                --            2,647
         Interest Income. . . . . . . . . . . . . . . .          804               --                --              804
         Interest Expense. . . . . . . . . . . . . . . .      (1,586)            (236)           (5,529)(d)       (7,643)
                                                                                                   (292)(e)
         Exchange Rate Gain. . . . . . . . . . . . . . .         148               --                --              148
         Other, net. . . . . . . . . . . . . . . . . . .         (59)              --                --              (59)
                                                          ----------     ------------   ---------------       ----------
      INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . .       8,746           (1,151)           (5,039)           2,556
      INCOME TAX EXPENSE (BENEFIT). . . . . . . . . . . .      3,061               --            (2,166)(f)          895
                                                          ----------     ------------   ---------------       ----------
      NET INCOME (LOSS). . . . . . . . . . . . . . . . .       5,685           (1,151)           (2,873)           1,661
      DIVIDENDS APPLICABLE TO PREFERRED
         STOCK. . . . . . . . . . . . . . . . . . . . .          (31)              --                --              (31)
                                                          ----------     ------------   ---------------       ----------
      NET INCOME (LOSS) APPLICABLE TO COMMON
         AND COMMON EQUIVALENT SHARES  . . . . . . . . .  $    5,654     $     (1,151)  $        (2,873)      $    1,630
                                                          ==========     ============   ===============       ==========
      NET INCOME PER SHARE:
         Primary . . . . . . . . . . . . . . . . . . . .  $     0.89                                          $     0.22 (g)
                                                          ==========                                          ==========
      WEIGHTED AVERAGE NUMBER OF
          COMMON AND COMMON EQUIVALENT
          SHARES OUTSTANDING:
          Primary. . . . . . . . . . . . . . . . . . .         6,363                                943            7,306 (g)
                                                          ==========                    ===============       ==========


                                                                                  Six Months
                                                                                Ended June 30,
                                                                            ---------------------
                                                                              1996         1995
                                                                            --------     --------
                                                                            (In thousands, except
                                                                              per share amounts)
                                                                                 (Unaudited)
      REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      57,263  $     38,341
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS . . . . . . . . . . . . .         1,661        (7,143)
      NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . .         1,661        (7,143)
      NET INCOME (LOSS) PER SHARE. . . . . . . . . . . . . . . . . . . . $        0.22  $      (1.60)


PRO FORMA ADJUSTMENTS

The unaudited Pro Forma Consolidating Statement of Operations reflects the following adjustments:

(a) To reverse management fee revenue applicable to activities of Southwestern which are not part of the acquisition.

(b) To reverse charter hire expense applicable to activities of Southwestern which are not part of the acquisition.

(c) To adjust depreciation expense for the Southwestern Rigs using the estimated purchase price allocated to each rig. Depreciation is calculated over a 15 year life with an estimated salvage value of 10%. To provide for any deterioration that may occur while the rigs are not operating for an extended period of time, a minimum depreciation charge is provided at a reduced rate of 25% of the normal depreciation rate. Depreciation has been suspended during refurbishment periods.

(d) To record interest expense related to the $150 million of 10.25% Senior Notes due 2003, net of interest capitalized during jack-up drilling rig refurbishment periods.

(e)       To record the non-cash amortization of debt issue costs.

(f) To adjust income taxes as a result of pre-tax pro forma adjustments to reflect a 35% effective tax rate.

(g) Earnings per share has been calculated based on the Company's weighted average number of common and common equivalent shares outstanding plus the number of shares of Common Stock issued in connection with the acquisition of the Southwestern Rigs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Activity in the contract drilling industry and related oil service businesses has shown signs of improvement over the last two years due to increased worldwide demand stemming from higher levels of pricing for oil and natural gas. Over the past several years, the supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in increases in worldwide utilization rates. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. This price volatility creates some market uncertainties, despite the overall improvement in oil and gas market fundamentals.

The oil and gas industry has experienced extreme market cycles over the past decade. The Company has endeavored to mitigate the effect of this volatility by diversifying its scope of operations. To achieve its strategic objective, the Company established separate but related lines of business in daywork drilling, engineering services and MOPU operations. The Company also has pursued foreign drilling and production opportunities in order to expand geographically. Each of the Company's business segments will continue to be affected, however, by the unsettled energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations and environmental concerns.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

The Company recognized net income, before preferred dividends, of $2.0 million during the second quarter of 1996 compared to a net loss of $.8 million in the second quarter of 1995. Operating income increased $3.5 million despite a $.2 million reduction in revenues in the second quarter of 1996 compared to the same period in 1995. Improved operating results from each of the Company's business segments contributed to the increase in operating income. Daywork drilling operating income increased $2.3 million, engineering services operating income increased $.9 million and MOPU operating income increased $.6 million. Of the $2.3 million increase in daywork drilling operating income, $1.9 million was generated from 8 of 11 jack-up drilling rigs acquired in May, 1996.

                                                                                               INCREASE
                                                              1996              1995           (DECREASE)
                                                          -------------     -------------     -------------
                                                                                (UNAUDITED)
                                                                               (IN THOUSANDS)
  Revenues:
     Daywork Drilling  . . . . . . . . . . . . . . . . .  $      12,647     $       8,324     $       4,323
     Engineering Services  . . . . . . . . . . . . . .              887             5,145            (4,258)
     MOPU Operations . . . . . . . . . . . . . . . . .            1,329             1,190               139
     Oil and Gas . . . . . . . . . . . . . . . . . . . .            239               401              (162)
     Eliminations  . . . . . . . . . . . . . . . . . . .         (1,324)           (1,107)             (217)
                                                          -------------     -------------     -------------
       Consolidated  . . . . . . . . . . . . . . . . .    $      13,778     $      13,953     $        (175)
                                                          =============     =============      ============
  Operating Income (Loss):
     Daywork Drilling  . . . . . . . . . . . . . . . .    $       3,342     $       1,015     $       2,327
     Engineering Services  . . . . . . . . . . . . . .             (106)           (1,033)              927
     MOPU Operations . . . . . . . . . . . . . . . . .              969               392               577
     Oil and Gas . . . . . . . . . . . . . . . . . . . .           (290)              (94)             (196)
     Corporate Office  . . . . . . . . . . . . . . . .           (1,444)           (1,290)             (154)
     Eliminations  . . . . . . . . . . . . . . . . . . .            (10)               --               (10)
                                                          -------------     -------------     -------------
       Consolidated  . . . . . . . . . . . . . . . . .    $       2,461     $      (1,010)     $      3,471
                                                          =============     =============      ============


Daywork Drilling

Daywork drilling revenues increased $4.3 million and operating income increased $2.3 million in the second quarter of 1996 compared to the second quarter of 1995. Daywork drilling operating results reflect increased revenues and operating income primarily due to contributions from 8 of 11 jack-up drilling rigs acquired in May, 1996 and from Cliffs Drilling Rig 54, a 3000 HP land drilling rig which began operations during the third quarter of 1995. The second quarter results for 1996 include contributions from the acquired rigs from the date of acquisition, May 23, 1996, to the end of the second quarter. These increases in operating income were offset in part by the loss of the jack-up drilling rig MARQUETTE during 1995.

On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in a joint venture which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. In addition, on May 10, 1996, the Company acquired the Diamond Rig and renamed it Cliffs Drilling No. 155. Seven of the 11 jack-up drilling rigs are currently operating in the Gulf of Mexico, one rig is operating in Qatar, one rig is operating in Trinidad and the other 2 jack-up drilling rigs are being refurbished. Of the 2 units being refurbished, one is scheduled to commence operations in Venezuela during the third quarter and the other in the U.S. Gulf of Mexico during the fourth quarter, respectively.

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

One of the Company's jack-up drilling rigs is currently bareboat chartered for use as a workover rig in the U.S. Gulf of Mexico. Another jack-up drilling rig completed repairs and upgrade during June and commenced drilling operations in Colombia. All 6 of the Company's land drilling rigs are currently under contract in Venezuela. Contracts on 2 of the 5 land drilling rigs working for Corpoven, S.A. ("Corpoven") extend into September, 1996, and the other 3 land drilling rigs have contracts or agreements which extend into February, 1997.
The other land drilling rig, Cliffs Drilling No. 54, is currently drilling the second well of a 2 well contract. The Company recently entered into an agreement to extend the contract for Cliffs Drilling No. 54 for an additional nine months. See "Liquidity and Capital Resources."

Engineering Services

Engineering services revenues decreased $4.3 million and operating losses decreased $.9 million in the second quarter of 1996 compared to the second quarter of 1995. No turnkey contracts were completed during the second quarter of 1996 compared to two turnkey contract completions in the same period in 1995. The $1.0 million operating loss reported in the second quarter of 1995 was primarily attributable to losses incurred on 2 turnkey drilling contracts completed during the quarter and to the accrual of $.5 million for an expected loss on a turnkey drilling contract in progress at June 30, 1995.

As of June 30, 1996, the Company had 4 turnkey wells in progress, including 2 wells in Venezuela and 2 wells in the United States.

MOPU Operations

MOPU revenues increased $.1 million and operating income increased $.6 million in the second quarter of 1996 compared to the second quarter of 1995. The increases in revenues and operating income were primarily due to operations associated with the LANGLEY, which did not operate during the second quarter of 1995, offset in part by reduced operating results from 2 idle MOPUs which were under operating or standby contracts in the second quarter of 1995.

The Company owns 5 MOPUs, 2 of which are currently under contract. The LANGLEY is bareboat chartered to Sedco Forex International, Inc. ("Sedco") for a five-year term for use as a MOPU offshore Nigeria. Sedco plans to mobilize the MOPU to Nigeria after completion of modifications during the third quarter of 1996. The Company is receiving a standby rate for the unit while it is being modified. Sedco has an option to purchase the rig at the end of the five-year charter. The other unit is operating under a month-to-month contract.

Cliffs Drilling No. 11 was bareboat chartered beginning June, 1994 for use as a workover rig in the U.S. Gulf of Mexico and completed its two-year charter during June, 1996. The charterer exercised its option to purchase the rig at the end of the charter, resulting in a pre-tax gain of $2.7 million during the second quarter of 1996.

Oil and Gas

Oil and gas revenues decreased $.2 million in the second quarter of 1996 compared to the second quarter of 1995, primarily due to decreased gas production, offset in part by increased oil and gas prices during the second quarter of 1996 compared to the same period in 1995. Operating losses increased $.2 million during the same period, primarily due to increased operating expenses attributable to workovers completed during the quarter.

Corporate Overhead

Corporate overhead increased $.2 million in the second quarter of 1996 compared to the second quarter of 1995. The increase was primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

The Company recognized $.5 million of other expense during the second quarter of 1996 compared to $.2 million of other income during the same period in 1995. The net increase in other expenses resulted primarily from interest expense associated with the 10.25% Senior Notes, foreign currency exchange rate losses and income taxes, offset in part by the gain on disposition of the Cliffs Drilling No. 11. See "Liquidity and Capital Resources."

Six Months Ended June 30, 1996 and 1995

The Company recognized net income, before preferred dividends, of $5.7 million in the first six months of 1996 compared to net income of $.3 million during the same period in 1995. Revenues increased $14.6 million and operating income increased $6.4 million in the first half of 1996 compared to the same period in 1995. The increases in both revenues and operating income relate primarily to improved operating results from the Company's daywork drilling and engineering services business segments.


                                                                                               INCREASE
                                                             1996              1995            (DECREASE)
                                                        -------------     -------------     -------------
                                                                           (UNAUDITED)
                                                                          (IN THOUSANDS)
Revenues:
   Daywork Drilling  . . . . . . . . . . . . . . .      $      19,560     $      14,977     $       4,583
   Engineering Services  . . . . . . . . . . . . . .           24,581            12,193            12,388
   MOPU Operations . . . . . . . . . . . . . . . . .            2,321             2,475              (154)
   Oil and Gas . . . . . . . . . . . . . . . . . . . .            638               791              (153)
   Eliminations  . . . . . . . . . . . . . . . . . . .         (4,244)           (2,201)           (2,043)
                                                        -------------     -------------     -------------
     Consolidated  . . . . . . . . . . . . . . . . .    $      42,856     $      28,235     $      14,621
                                                        =============     =============     =============
Operating Income (Loss):
   Daywork Drilling  . . . . . . . . . . . . . . . .    $       4,079     $       1,516     $       2,563
   Engineering Services  . . . . . . . . . . . . . .            4,123               740             3,383
   MOPU Operations . . . . . . . . . . . . . . . . .            1,648               957               691
   Oil and Gas . . . . . . . . . . . . . . . . . . . .           (160)             (140)              (20)
   Corporate Office  . . . . . . . . . . . . . . . .           (2,868)           (2,665)             (203)
   Eliminations  . . . . . . . . . . . . . . . . . . .            (30)               --               (30)
                                                        -------------     -------------     -------------
     Consolidated  . . . . . . . . . . . . . . . . .    $       6,792     $         408     $       6,384
                                                        =============     =============     =============


Daywork Drilling

Daywork drilling operating results reflect increased revenues and operating income primarily due to contributions from 8 of 11 jack-up drilling rigs acquired in May, 1996 and from Cliffs Drilling Rig 54, a 3000 HP land drilling rig which began operations during the third quarter of 1995. The first six months results for 1996 include contributions from the acquired rigs from the date of acquisition, May 23, 1996, through June 30, 1996. These increases in operating income were offset in part by the loss of the jack-up drilling rig MARQUETTE during 1995.

On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in a joint venture which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. In addition, on May 10, 1996, the company acquired the Diamond Rig and renamed it Cliffs Drilling No. 155. Seven of the 11 jack-up drilling rigs are currently operating in the Gulf of Mexico, one rig is operating in Qatar, one rig is operating in Trinidad and the other 2 jack-up drilling rigs are being refurbished. Of the 2 units being refurbished, one is scheduled to commence operations in Venezuela during the third quarter and the other in the U.S. Gulf of Mexico during the fourth quarter, respectively.

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

One of the Company's jack-up drilling rigs is currently bareboat chartered for use as a workover rig in the U.S. Gulf of Mexico. Another jack-up drilling rig completed repairs and upgrade during June and commenced drilling operations in Colombia. All 6 of the Company's land drilling rigs are currently under contract in Venezuela. Contracts on 2 of the 5 land drilling rigs working for Corpoven extend into September, 1996, and the other 3 land drilling rigs have contracts or agreements which extend into February, 1997. The other land drilling rig, Cliffs Drilling No. 54, is currently drilling the second well of a 2 well contract. The Company recently entered into an agreement to extend the contract for Cliffs Drilling No. 54 for an additional nine months. See "Liquidity and Capital Resources."

Engineering Services

Engineering services revenues increased $12.4 million and operating income increased $3.4 million in the first six months of 1996 compared to the same period in 1995. Four turnkey contracts were completed during the first six months of 1996 compared to three turnkey contract completions in the same period in 1995. Two of the 4 contracts completed during the first six months of 1996 were international contracts in Venezuela, which generally generate greater revenues and operating income than domestic contracts. Operating income for the first six months of 1995 was reduced by $.7 million of losses incurred on 2 completed turnkey drilling contracts and the accrual of $.5 million for an expected loss on one turnkey drilling contract in progress at June 30, 1995.

As of June 30, 1996, the Company had 4 turnkey wells in progress, including 2 wells in Venezuela and 2 wells in the United States.

MOPU Operations

MOPU operating income increased $.7 million in the first six months of 1996 compared to the same period in 1995 despite a $.2 million reduction in revenues. The variances in revenues and operating income were primarily due to operations associated with the LANGLEY, which did not operate during the first six months of 1995, offset in part by reduced operating results from 2 idle MOPUs which were under operating or standby contracts in the first six months of 1995.

The Company owns 5 MOPUs, 2 of which are currently under contract. The LANGLEY is bareboat chartered to Sedco for a five-year term for use as a MOPU offshore Nigeria. Sedco plans to mobilize the MOPU to Nigeria after completion of modifications during the third quarter of 1996. The Company is receiving a standby rate for the unit while it is being modified. Sedco has an option to purchase the rig at the end of the five-year charter. The other unit is operating under a month-to-month contract.

Cliffs Drilling No. 11 was bareboat chartered beginning June, 1994 for use as a workover rig in the U.S. Gulf of Mexico and completed its two-year charter during June, 1996. The charterer exercised its option to purchase the rig at the end of the charter, resulting in a pre-tax gain of $2.7 million during the second quarter of 1996.

Oil and Gas

Oil and gas revenues decreased $.2 million in the first six months of 1996 compared to the first six months of 1995, primarily due to decreased gas production, offset in part by increased gas prices during the first six months of 1996 compared to the same period in 1995. Operating losses increased slightly during the same period, primarily due to the revenue decrease and increased operating expenses associated with workovers completed during 1996.

Corporate Overhead

Corporate overhead increased $.2 million in the first six months of 1996 compared to the same period in 1995. The increase was primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

The Company recognized $1.1 million of other expense during the first six months of 1996 compared to $.1 million of other expense during the same period in 1995. The net increase in other expenses resulted primarily from interest expense associated with the 10.25% Senior Notes and income taxes, offset in part by the gain on disposition of the Cliffs Drilling No. 11. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $19.2 million from $26.4 million at December 31, 1995 to $45.6 million at June 30, 1996. The increase resulted from net cash provided by financing activities of $143.8 million, offset in part by net cash used in investing activities of $120.1 million and net cash used in operating activities of $4.5 million.

Operating Activities

Net cash of $4.5 million used to fund operating activities included $11.3 million used for working capital and other requirements. "Accounts Receivable" increased from December 31, 1995 to June 30, 1996 due primarily to daywork drilling receivables associated with the Southwestern Rigs acquired on May 23, 1996 and the timing of cash receipts related to international daywork and turnkey operations. "Notes and Other Receivables, Current" increased primarily due to an insurance claim related to a turnkey well in progress at June 30, 1996 and the receipt of a note related to the sale of one of the Company's MOPUs, Cliffs Drilling No. 11. "Drilling Contracts in Progress" and "Accounts Payable" decreased primarily due to the completion of 4 turnkey contracts which were in progress at December 31, 1995. "Accrued Interest" and "Other Accrued Expenses" increased primarily as a result of the acquisition of the Southwestern Rigs completed on May 23, 1996.

Investing Activities

Net cash of $120.1 million used to fund investing activities included $118.6 million of capital expenditures, primarily for the jack-up drilling rig acquisitions completed during May, 1996 and related rig refurbishments. In addition, cash was used for upgrade and renovation activities on the jack-up drilling rig LASALLE and the LANGLEY. The Company has plans for other capital expenditures totaling approximately $33.0 million during 1996, including $15.0 million for the potential acquisition of additional land drilling rigs for use in Venezuela. The Company intends to fund these capital expenditure requirements with the remaining proceeds from the $150 million debt offering, internally-generated cash flow and amounts currently available under its Revolving Credit Facility.

"Investments in and Advances to Unconsolidated Affiliates" increased from December 31, 1995 to June 30, 1996 due to the $3.2 million use of cash for the acquisition of an equity interest in a joint venture that owns one jack-up drilling rig in May, 1996.

On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in a joint venture which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of Common Stock of the Company and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the Joint Venture to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by the Joint Venture (together with accrued by unpaid interest thereon and costs of collection).

In part to finance the acquisition of the Southwestern Rigs, the Company sold $150 million of 10.25% Senior Notes due 2003 in a private placement. Interest on the Notes accrues from May

23, 1996 and will be payable semi-annually in cash in arrears on May 15 and November 15 of each year, commencing November 15, 1996. Of the $144.8 million net proceeds received by the Company in connection with the sale of the Notes, $103.8 million was used to fund the cash portion of the purchase price for the Southwestern Rigs and $6.2 million has been reserved to complete refurbishments of 2 rigs not completed by Sellers prior to closing. The Company has allocated $12 million of the net proceeds from the sale of the Notes for the acquisition and refurbishment of the Diamond Rig. The remaining proceeds will be used for general corporate purposes which may include up to $15 million to acquire land rigs for use in Venezuela.

In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES (the "Diamond Rig") from Diamond Offshore Southern Company for $4.5 million. The Company has renamed this unit CLIFFS DRILLING NO. 155. The Company intends to refurbish, upgrade and mobilize the Diamond Rig to Venezuela at an additional cost estimated at $7.5 million. The Company signed a letter of intent with Maraven S.A. for the Diamond Rig and expects to sign an initial eight-month contract with Maraven for use of the unit in Lake Maracaibo, Venezuela.

On June 19, 1996, Cliffs Drilling No. 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico. The charterer exercised its option to purchase the unit for $5.4 million and executed a note payable to the Company maturing on October 31, 1996. Interest accrues at $2,500 per day and the note is secured by the rig and related equipment. The Company recognized a $2.7 million gain on disposition of the unit in June, 1996.

Financing Activities

Cash of $143.8 million was provided by the placement of $150.0 million of 10.25% Senior Notes, offset in part by cash used to fund debt issue costs and payments associated with the redemption of Preferred Stock and the acquisition of treasury stock.

On January 17, 1996, the Company issued 2,113,557 shares of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

On June 27, 1996, the Company and ING modified and amended the Company's $20.0 million Revolving Credit Facility to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May 31, 1998. At June 30, 1996, the Company had no indebtedness outstanding under the Revolving Credit Facility.

Exchange Gains and Losses

Approximately 60% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first six months of 1996. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996; however, the Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar has occurred since that date, which subjects the Company to exchange losses on its net monetary assets. Foreign currency exchange rate losses of $1.0 million incurred during the second quarter of 1996 offset exchange gains during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 22, 1996, at which the shareholders voted on the election of two directors, the proposed amendment to the Company's 1988 Incentive Equity Plan and the appointment of the Company's independent public accountants. Of the 5,209,869 shares of Common Stock present in person or by proxy, 5,207,173 shares were voted for the election of Douglas
E. Swanson as a director and 5,207,016 shares were voted for the election of Robert M. McInnes as a director, with 2,696 and 2,853 shares withheld, respectively; 3,781,508 shares were voted for the proposed amendment to the Company's 1988 Incentive Equity Plan, while 1,026,179 shares were voted against the proposed amendment with 402,182 shares abstaining; and 5,206,248 shares were voted for the appointment of Ernst & Young LLP as the Company's independent public accountants for 1996, while 2,848 shares were voted against such appointment with 773 shares abstaining. Directors whose terms of office continued were H. Robert Hirsch, Randolph Newcomer, Joseph E. Reid, Michael M. Cone and John D. Weil.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits


          10.13.4 Fourth Amendment to Second Restated Credit Agreement dated as of June 27,1996, by and among the Company, Cliffs Oil and Gas Company, Cliffs Drilling International, Inc., Southwestern Offshore Corporation, DRL, Inc. and ING.

          27            Financial Data Schedule

     (b)  Reports on Form 8-K

          One report dated May 23, 1996 was filed by the Company on Form 8-K during the three months ended June 30, 1996 which announced the completion of the Southwestern Rigs acquisition, the Diamond Rig acquisition and consummation of the related financing.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CLIFFS DRILLING COMPANY

 Date:        August 7, 1996            By:      /s/  Edward A. Guthrie
        ----------------------------        -------------------------------
                                                    Edward A. Guthrie
                                                  Vice President - Finance



 Date:        August 7, 1996            By:       /s/  Cindy B. Taylor
        ----------------------------        -------------------------------
                                                     Cindy B. Taylor
                                                  Vice President -  Controller

                                EXHIBIT INDEX





 10.13.4 Fourth Amendment to Second Restated Credit Agreement dated as of June 27, 1996, by and among the Company, Cliffs Oil and Gas Company, Cliffs Drilling International, Inc., Southwestern Offshore Corporation, DRL, Inc. and ING.

 27              Financial Data Schedule