Form 10-Q
period 1996-09-30
CLIFFS DRILLING CO
filed 1996-11-08
CIK 831964

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   ---------

                                   FORM 10-Q
               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     Number of shares of Common Stock outstanding as of November 7, 1996:
7,453,804


                       (Exhibit Index Located on Page 20)


================================================================================

                            CLIFFS DRILLING COMPANY
                                   FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Statements of Operations (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three and Nine Months Ended September 30, 1996 and 1995 ............  3

     Consolidated Balance Sheets -
       CLIFFS DRILLING COMPANY
       September 30, 1996 (Unaudited) and December 31, 1995 ...............  4

     Consolidated Statements of Cash Flows (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three and Nine Months Ended September 30, 1996 and 1995 ............  5

     Notes to Interim Consolidated Financial Statements (Unaudited) .......  6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................  9


PART II - OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................... 18

SIGNATURES ................................................................ 19

EXHIBIT INDEX ............................................................. 20

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                 Three Months             Nine Months
                                                                              Ended September 30,     Ended September 30,
                                                                              --------------------    --------------------
                                                                                1996        1995        1996        1995
                                                                              --------    --------    --------    --------
                                                                                        (In thousands, except
                                                                                          per share amounts)
REVENUES:
     Revenues .............................................................   $ 43,262    $ 20,252    $ 86,022    $ 48,987
     Income (Loss) from Equity Investments ................................        235        (216)        331        (716)
                                                                              --------    --------    --------    --------
                                                                                43,497      20,036      86,353      48,271
COSTS AND EXPENSES:
     Operating Expenses ...................................................     28,805      16,335      58,878      38,089
     Depreciation, Depletion and Amortization .............................      3,578       1,473       6,755       4,929
     General and Administrative Expense ...................................      1,529       1,311       4,343       3,928
                                                                              --------    --------    --------    --------
                                                                                33,912      19,119      69,976      46,946
                                                                              --------    --------    --------    --------

OPERATING INCOME ..........................................................      9,585         917      16,377       1,325
OTHER INCOME (EXPENSE):
     Gain (Loss) on Disposition of Assets .................................        (39)         (6)      2,608         (47)
     Interest Income ......................................................      1,068         216       1,872         782
     Interest Expense .....................................................     (3,878)        (77)     (5,464)       (142)
     Exchange Rate Gain (Loss) ............................................        (11)      1,083         137       1,385
     Other, net ...........................................................        (96)         61        (155)       (662)
                                                                              --------    --------    --------    --------
INCOME BEFORE INCOME TAXES ................................................      6,629       2,194      15,375       2,641
INCOME TAX EXPENSE ........................................................      2,320         548       5,381         660
                                                                              --------    --------    --------    --------
NET INCOME ................................................................      4,309       1,646       9,994       1,981
DIVIDENDS APPLICABLE TO PREFERRED STOCK ...................................       --          (665)        (31)     (1,995)
                                                                              --------    --------    --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON AND
     COMMON EQUIVALENT SHARES .............................................   $  4,309    $    981    $  9,963    $    (14)
                                                                              ========    ========    ========    ========
NET INCOME PER SHARE:
     Primary ..............................................................   $   0.57    $   0.24    $   1.47    $   --
                                                                              ========    ========    ========    ========
     Assuming Full Dilution ...............................................               $   0.24                $   --
                                                                                          ========                ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
     Primary ..............................................................      7,539       4,114       6,761       4,102
                                                                              ========    ========    ========    ========
     Assuming Full Dilution ...............................................                  4,114                   4,102
                                                                                          ========                ========

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1996            1995
                                                                                ------------    ------------
                                                                                (Unaudited)
                                    ASSETS                                                (In thousands)
CURRENT ASSETS:
    Cash and Cash Equivalents ...............................................   $     43,101    $     26,405
    Accounts Receivable, net of allowance for doubtful accounts of $797 at
        September 30, 1996 and December 31, 1995, respectively ..............         24,053          11,170
    Notes and Other Receivables, Current ....................................         11,947           1,812
    Inventories .............................................................          5,420           4,114
    Drilling Contracts in Progress ..........................................         15,215          11,339
    Prepaid Insurance .......................................................          7,368             957
    Other Prepaid Expenses ..................................................          4,028           2,400
                                                                                ------------    ------------
          Total Current Assets ..............................................        111,132          58,197

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment ..............................................        270,179         122,777
    Oil and Gas Properties ("successful efforts" method) ....................         23,782          23,497
    Other ...................................................................          3,755           3,201
                                                                                ------------    ------------
                                                                                     297,716         149,475
    Less:  Accumulated Depreciation, Depletion and Amortization .............        (89,860)        (83,525)
                                                                                ------------    ------------
          Net Property and Equipment ........................................        207,856          65,950

NOTES AND OTHER RECEIVABLES, LONG-TERM ......................................          3,750           4,441
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES ....................          3,787             269
DEFERRED CHARGES AND OTHER ..................................................          5,013             105
                                                                                ------------    ------------

          TOTAL ASSETS ......................................................   $    331,538    $    128,962
                                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ........................................................   $     26,905    $     20,392
    Accrued Interest ........................................................          5,506               1
    Other Accrued Expenses ..................................................          9,133           3,945
                                                                                ------------    ------------
          Total Current Liabilities .........................................         41,544          24,338

10.25% SENIOR NOTES .........................................................        150,000            --
DEFERRED INCOME TAXES .......................................................          5,540           1,447
DEFERRED INCOME AND OTHER ...................................................            380             412
REDEEMABLE PREFERRED STOCK:
    $2.3125 Convertible Exchangeable Preferred Stock, 3,000,000 shares authorized; 1,150,000 shares issued and outstanding at
       December 31, 1995 ($28,750 liquidation value) ........................           --            28,750
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 15,000,000 shares authorized; 7,856,036 and
      4,518,104 shares issued and 7,422,035 and 4,113,067 shares
      outstanding at September 30, 1996 and December 31, 1995, respectively .             79              45
    Paid-In Capital .........................................................        149,735          99,186
    Retained Earnings (Deficit) .............................................        (10,145)        (20,108)
    Less: Notes Receivable from Officers for Restricted Stock ...............           (232)           (232)
          Restricted Stock ..................................................            (18)            (32)
          Treasury Stock, at cost, 434,001 and 405,037 shares at
            September 30, 1996 and December 31, 1995, respectively ..........         (5,345)         (4,844)
                                                                                ------------    ------------
          Total Shareholders' Equity ........................................        134,074          74,015
                                                                                ------------    ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................   $    331,538    $    128,962
                                                                                ============    ============

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three Months               Nine Months
                                                                   Ended September 30,        Ended September 30,
                                                                  ----------------------    ----------------------
                                                                    1996         1995         1996         1995
                                                                  ---------    ---------    ---------    ---------
                                                                                    (In thousands)
OPERATING ACTIVITIES:
    Net Income ................................................   $   4,309    $   1,646    $   9,994    $   1,981
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
         PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation, Depletion and Amortization ...............       3,578        1,473        6,755        4,929
       Mobilization Expense Amortization ......................          59          131          255          388
       (Gain) Loss on Disposition of Assets ...................          39            6       (2,608)          47
       Amortization of Debt Issue Costs .......................         186         --            266         --
       Other ..................................................          77          (31)         320           84
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
           Accounts Receivable and Notes and Other Receivables       (3,039)      (1,707)     (17,918)      (4,187)
           Inventories ........................................        (397)          72       (1,306)       1,195
           Drilling Contracts in Progress .....................      (7,998)      (5,436)      (3,873)     (11,069)
           Prepaid Insurance and Other Prepaid Expenses .......      (6,994)         667       (8,268)       1,672
           Investments in and Advances to Unconsolidated
               Affiliates .....................................        (235)       3,666         (331)       3,616
           Accounts Payable and Other Accrued Expenses ........      19,313        2,545       21,056        3,579
                                                                  ---------    ---------    ---------    ---------
                  Net Cash Provided By Operating Activities ...       8,898        3,032        4,342        2,235

INVESTING ACTIVITIES:
    Capital Expenditures ......................................      (8,823)      (2,529)     (22,039)     (10,647)
    Acquisition of Rigs and Related Equipment .................      (3,072)        --       (108,477)      (1,750)
    Acquisition of Equity Interest in Rig and Related Equipment        --           --         (3,187)        --
    Proceeds from Sale of Property and Equipment ..............         270           14        1,267          217
    Insurance Proceeds from Loss of Rig and Related Equipment .        --           --            292         --
    Collection of Notes Receivable ............................         243          144          691        1,381
                                                                  ---------    ---------    ---------    ---------
                  Net Cash Used In Investing Activities .......     (11,382)      (2,371)    (131,453)     (10,799)

FINANCING ACTIVITIES:
    Proceeds from Borrowings ..................................        --          1,000      150,000        3,000
    Payments on Borrowings ....................................        --         (3,000)        --         (3,000)
    Debt Issue Costs ..........................................        --           --         (4,651)        --
    Acquisition of Treasury Stock .............................        --           --           (661)        --
    Payments for Redemption of Preferred Stock ................        --           --           (850)        --
    Preferred Stock Dividends .................................        --           (665)         (31)      (1,995)
                                                                  ---------    ---------    ---------    ---------
                  Net Cash Provided By (Used In) Financing
                        Activities ............................        --         (2,665)     143,807       (1,995)
                                                                  ---------    ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........      (2,484)      (2,004)      16,696      (10,559)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............      45,585        2,765       26,405       11,320
                                                                  ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $  43,101    $     761    $  43,101    $     761
                                                                  =========    =========    =========    =========

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of Common Stock for Acquisition of Rigs and Related
      Equipment ...............................................   $    --      $    --      $  22,215    $    --
                                                                  =========    =========    =========    =========

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996



1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of the Company's Common Stock, $0.01 par value per share (the "Shares") and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the Joint Venture to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by the Joint Venture (together with accrued but unpaid interest thereon and costs of collection). Pursuant to the Acquisition Agreement, the Company registered resale of the Shares.

In part to finance the acquisition of the Southwestern Rigs, the Company sold $150 million of 10.25% Senior Notes due 2003 (the "Notes") in a private placement on May 23, 1996. Interest on the Notes accrues from May 23, 1996 and will be payable semi-annually in cash in arrears on May 15 and November 15 of each year, commencing November 15, 1996. Of the $144.8 million net proceeds received by the Company in connection with the sale of the Notes, $103.8 million was used to fund the cash portion of the purchase price for the Southwestern Rigs and $6.2 million was reserved to complete refurbishments of 2 rigs not completed by Sellers prior to closing. The Company allocated $12 million of the net proceeds from the sale of the Notes for the acquisition, mobilization and refurbishment of the Diamond Rig (as defined below). On September 30, 1996, the Company acquired an additional land rig for $2.9 million. The Company is currently refurbishing and upgrading the drilling rig and expects to mobilize the unit to Venezuela during the first quarter of 1997. The remaining proceeds will be used for general corporate purposes, including acquisition of additional land rigs for use in Venezuela.

In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES (the "Diamond Rig") from Diamond Offshore Southern Company for $4.5 million. The Company has renamed this unit CLIFFS DRILLING NO. 155. The Company mobilized the Diamond Rig to Venezuela where it was refurbished and upgraded prior to commencing operations in Lake Maracaibo, Venezuela for Maraven S.A. under an initial eight-month contract.

5.   NOTES PAYABLE

On June 27, 1996, the Company and Internationale Nederlanden (U.S.) Capital Corporation ("ING") modified and amended the Company's $20.0 million credit facility (the "Revolving Credit Facility") to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May 31, 1998. At September 30, 1996, the Company had no indebtedness outstanding under the Revolving Credit Facility.

6.   ASSET DISPOSITION

On June 19, 1996, Cliffs Drilling No. 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico. The charterer exercised its option to purchase the unit for $5.4 million and executed a note payable to the Company maturing on December 31, 1996. Interest accrues at the rate of $2,500 per day and is due monthly, and the note is secured by the rig and its related equipment. The Company recognized a $2.7 million gain on disposition of the unit in June, 1996.

7.   EXCHANGE RATE GAIN (LOSS)

The Company's foreign exchange gains and losses are primarily attributable to the Venezuela Bolivar (the "Bolivar"). Venezuela instituted currency exchange controls during June, 1994. The Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar occurred, resulting in net exchange rate losses of $1.1 million during the first nine months of 1996. These losses were offset by exchange rate gains during the period.

8.   CHANGE IN PRESENTATION

Certain financial statement items have been reclassified in the prior year to conform with the current year presentation.

9.   PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information gives effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150 million 10.25% Senior Notes due 2003 and the issuance of 1.2 million shares of the Company's Common Stock valued at an average price of $18.51 per share in connection with the Southwestern Rigs acquisition.

The pro forma financial information is based upon the historical unaudited consolidated financial statements of the Company and Southwestern for the nine months ended September 30, 1996 and 1995. The historical financial statements of Southwestern include the operating results of the Southwestern Rigs during the periods indicated to the date of acquisition, May 23, 1996. However, the financial statements of Southwestern exclude depreciation expense related to the Southwestern Rigs because Southwestern managed, rather than owned, the rigs. The historical results of Southwestern include the results of operations of the rigs that were available for service during the indicated periods. During the nine months ended September 30, 1995, 40% of the Southwestern Rigs were not available for service as a result of being cold stacked or refurbished.

The pro forma financial information for the nine months ended September 30, 1996 was prepared assuming that the transactions described above were consummated as of January 1, 1995. The pro forma financial information has been prepared based upon assumptions deemed appropriate by the Company and may not be indicative of actual results. The historical results of Southwestern's operations are included with the Company's results beginning May 23, 1996. The unaudited Pro Forma Consolidating Statements of Operations for the year ended December 31, 1995 are included in the Company's current report on Form 8-K dated May 23, 1996.

                                                              Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                          (In thousands, except
                                                            per share amounts)
                                                               (Unaudited)
REVENUES ..........................................      $100,916      $ 64,904
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ..........         5,989        (9,212)
NET INCOME (LOSS) .................................         5,989        (9,212)
NET INCOME (LOSS) PER SHARE .......................      $   0.81      $  (2.11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in "Liquidity and Capital Resources" and elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

The Company recognized net income, before preferred dividends, of $4.3 million during the third quarter of 1996 compared to net income of $1.6 million in the third quarter of 1995. Revenues increased $23.5 million and operating income increased $8.7 million in the third quarter of 1996 compared to the same period in 1995. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------
                                                                      INCREASE
                                            1996          1995       (DECREASE)
                                         ----------    ----------    ----------
                                                      (UNAUDITED)
                                                     (IN THOUSANDS)
   Revenues:
       Daywork Drilling ..............   $   26,894    $    4,806    $   22,088
       Engineering Services ..........       18,857        16,108         2,749
       MOPU Operations ...............          956         1,318          (362)
       Oil and Gas ...................          372           359            13
       Eliminations ..................       (3,582)       (2,555)       (1,027)
                                         ----------    ----------    ----------
           Consolidated ..............   $   43,497    $   20,036    $   23,461
                                         ==========    ==========    ==========

   Operating Income (Loss):
       Daywork Drilling ..............   $    8,023    $      588    $    7,435
       Engineering Services ..........        2,437           836         1,601
       MOPU Operations ...............          603           811          (208)
       Oil and Gas ...................           49            17            32
       Corporate Office ..............       (1,557)       (1,335)         (222)
       Eliminations ..................           30          --              30
                                         ----------    ----------    ----------
           Consolidated ..............   $    9,585    $      917    $    8,668
                                         ==========    ==========    ==========


Daywork Drilling

Daywork drilling revenues increased $22.1 million and operating income increased $7.4 million in the third quarter of 1996 compared to the third quarter of 1995. Of the $7.4 million increase in operating income, $5.7 million was generated from 10 of 11 jack-up drilling rigs acquired in May, 1996.

On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in a joint venture which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. In addition, on May 10, 1996, the Company acquired the Diamond Rig and renamed it Cliffs Drilling No. 155. See Note 4. Seven of the 11 jack-up drilling rigs are currently operating in the Gulf of Mexico and one jack-up rig is operating in each of Venezuela, Qatar and Trinidad. The other jack-up rig acquired in May, 1996 is scheduled to commence refurbishment during the fourth quarter of 1996 and is expected to begin operations in the second quarter of 1997.

The Company operates its drilling rigs on both a term and a spot basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for the Company's significant classes of drilling rigs:

                                                   Three Months Ended September 30,
                                                   ---------------------------------
                                                                           Increase
                                                     1996        1995     (Decrease)
                                                   --------    --------   ----------
Daywork Drilling Revenues (in thousands) (1):
   Jack-up Rigs:
     International .............................   $  6,113    $  1,409    $  4,704
     Domestic ..................................     14,103        --        14,103
   Land Rigs ...................................      5,017       3,369       1,648
   Other .......................................      1,661          28       1,633
                                                   --------    --------    --------
         Total .................................   $ 26,894    $  4,806    $ 22,088
                                                   ========    ========    ========

Average Rig Utilization (2):
   Jack-up Rigs:
     International .............................        100%        100%
     Domestic ..................................         97%        N/A
   Land Rigs ...................................        100%        100%

Average Dayrates (3):
   Jack-up Rigs:
     International .............................   $ 24,467    $ 20,179
     Domestic ..................................     22,054         N/A
   Land Rigs ...................................      8,821       7,102

---------
(1)  Includes revenues earned from affiliates.

(2) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are cold-stacked and rigs which are unavailable for operations during periods of refurbishment and upgrade.

(3) Daywork drilling revenues less non-recurring revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

On September 30, 1996, the Company acquired an additional land rig for $2.9 million. The Company is currently refurbishing and upgrading the drilling rig and expects to mobilize the unit to Venezuela during the first quarter of 1997.

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

Engineering Services

Engineering services revenues increased $2.7 million and operating income increased $1.6 million in the third quarter of 1996 compared to the third quarter of 1995. Four turnkey contracts were completed during the third quarter of both 1996 and 1995. Two of the 4 contracts completed during the third quarter of 1996 were international contracts in Venezuela, which generally generate greater revenues and operating income than domestic contracts. Operating income of $2.4 million in the third quarter of 1996 included a $2.3 million accrual for an expected loss on a turnkey drilling contract in progress at September 30, 1996. The Company completed this turnkey drilling contract in November, 1996.

As of September 30, 1996, the Company had 6 turnkey wells in progress, including 2 wells in Venezuela and 4 wells in the United States. Five of the 6 turnkey wells in progress at September 30, 1996 are expected to complete during the fourth quarter of 1996.

MOPU Operations

MOPU revenues decreased $.4 million and operating income decreased $.2 million in the third quarter of 1996 compared to the third quarter of 1995. The decreases in revenues and operating income were primarily due to 3 MOPUs which were under operating or standby contracts in the third quarter of 1995 but were idle during the third quarter of 1996, partially offset by revenues and operating income associated with the LANGLEY, which was not under contract during the third quarter of 1995.

The Company owns 5 MOPUs. Four of the units are currently under contract and the Company has received a letter of intent on the other MOPU for international operations which are expected to commence during the second quarter of 1997. The 3 MOPUs which have been recently contracted will require various refurbishments and upgrades. See "Liquidity and Capital Resources."

Cliffs Drilling No. 11 was sold during June, 1996. See Note 6.

Oil and Gas

Oil and gas revenues and operating income in the third quarter of 1996 were consistent with the third quarter of 1995.

Corporate Overhead

Corporate overhead increased $.2 million in the third quarter of 1996 compared to the third quarter of 1995. The increase was primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

The Company recognized $5.3 million of other expense during the third quarter of 1996 compared to $.7 million of other income during the same period in 1995. The net increase in other expenses resulted primarily from increases in interest expense associated with the 10.25% Senior Notes and income taxes, offset in part by an increase in interest income. In addition, the Company recognized income of $1.1 million in foreign currency exchange rate gains related to Venezuela Brady Bond transactions during the third quarter of 1995 compared to none in the same period in 1996. See "Liquidity and Capital Resources."

Nine Months Ended September 30, 1996 and 1995

The Company recognized net income, before preferred dividends, of $10.0 million in the first nine months of 1996 compared to net income of $2.0 million during the same period in 1995. Revenues increased $38.1 million and operating income increased $15.1 million in the first nine months of 1996 compared to the same period in 1995. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------
                                                                       INCREASE
                                           1996           1995        (DECREASE)
                                         --------       --------      ----------
                                                       (UNAUDITED)
                                                      (IN THOUSANDS)
Revenues:
    Daywork Drilling ..............      $ 46,454       $ 19,783       $ 26,671
    Engineering Services ..........        43,438         28,301         15,137
    MOPU Operations ...............         3,277          3,793           (516)
    Oil and Gas ...................         1,010          1,150           (140)
    Eliminations ..................        (7,826)        (4,756)        (3,070)
                                         --------       --------       --------
        Consolidated ..............      $ 86,353       $ 48,271       $ 38,082
                                         ========       ========       ========

Operating Income (Loss):
    Daywork Drilling ..............      $ 12,102       $  2,104       $  9,998
    Engineering Services ..........         6,560          1,576          4,984
    MOPU Operations ...............         2,251          1,768            483
    Oil and Gas ...................          (111)          (123)            12
    Corporate Office ..............        (4,425)        (4,000)          (425)
    Eliminations ..................          --             --             --
                                         --------       --------       --------
        Consolidated ..............      $ 16,377       $  1,325       $ 15,052
                                         ========       ========       ========

Daywork Drilling

Daywork drilling revenues increased $26.7 million and operating income increased $10.0 million in the first nine months of 1996 compared to the same period in 1995. Of the $10.0 million increase in operating income, $7.7 million was generated from 10 of 11 jack-up drilling rigs acquired in May, 1996 and from Cliffs Drilling Rig 54, a 3000 HP land drilling rig which began operations during the third quarter of 1995. The first nine months of 1996 include contributions from the acquired rigs from the date of acquisition, May 23, 1996, through September 30, 1996. These increases in revenues and operating income were offset in part by the loss of the jack-up drilling rig MARQUETTE during 1995.

See "Results of Operations -- Three Months Ended September 30, 1996 and 1995" and "Liquidity and Capital Resources."

                                                 Nine Months Ended September 30,
                                                ---------------------------------
                                                                        Increase
                                                  1996        1995     (Decrease)
                                                --------    --------   ----------
Daywork Drilling Revenues (in thousands) (1):
   Jack-up Rigs:
     International ..........................   $ 10,026    $ 10,315    $   (289)
     Domestic ...............................     18,687        --        18,687
   Land Rigs ................................     14,426       9,440       4,986
   Other ....................................      3,315          28       3,287
                                                --------    --------    --------
         Total ..............................   $ 46,454    $ 19,783    $ 26,671
                                                ========    ========    ========

Average Rig Utilization (2):
   Jack-up Rigs:
     International ..........................        100%        100%
     Domestic ...............................         97%        N/A
   Land Rigs ................................        100%        100%

Average Dayrates (3):
   Jack-up Rigs:
     International ..........................   $ 23,549    $ 20,094
     Domestic ...............................     21,560         N/A
   Land Rigs ................................      8,616       6,844

---------
(1)  Includes revenues earned from affiliates.

(2) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are cold-stacked and rigs which are unavailable for operations during periods of refurbishment and upgrade.

(3) Daywork drilling revenues less non-recurring revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

Engineering services revenues increased $15.1 million and operating income increased $5.0 million in the first nine months of 1996 compared to the same period in 1995. Eight turnkey contracts were completed during the first nine months of 1996 compared to seven turnkey contract completions in the same period in 1995. Four of the 8 contracts completed during the first nine months of 1996 were international contracts in Venezuela, which generally generate greater revenues and operating income than domestic contracts. Operating income for the first nine months of 1996 was reduced by an accrual of $2.3 million for an expected loss on one turnkey drilling contract in progress at September 30, 1996.

See "Results of Operations -- Three Months Ended September 30, 1996 and 1995."

MOPU Operations

MOPU operating income increased $.5 million in the first nine months of 1996 compared to the same period in 1995 despite a $.5 million reduction in revenues. The variances in revenues and operating income were primarily due to operations associated with the LANGLEY, which did not operate during the first nine months of 1995, offset in part by reduced operating results from 3 idle MOPUs which were under operating or standby contracts in the first nine months of 1995.

See "Results of Operations -- Three Months Ended September 30, 1996 and 1995."

Oil and Gas

Oil and gas revenues decreased $.1 million in the first nine months of 1996 compared to the first nine months of 1995, primarily due to decreased gas production, offset in part by increased gas prices during the first nine months of 1996 compared to the same period in 1995. Operating losses were consistent during the same periods, primarily due to a decrease in depreciation, depletion and amortization, partially offset by the revenue decrease and increased operating expenses associated with workovers completed during 1996.

Corporate Overhead

Corporate overhead increased $.4 million in the first nine months of 1996 compared to the same period in 1995. The increase was primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

The Company recognized $6.4 million of other expense during the first nine months of 1996 compared to $.7 million of other income during the same period in 1995. The net increase in other expenses resulted primarily from interest expense associated with the 10.25% Senior Notes and income taxes, offset in part by the gain on disposition of the Cliffs Drilling No. 11 and an increase in interest income. In addition, the Company recognized a net $1.4 million foreign currency exchange rate gain primarily related to Venezuela Brady Bond transactions during the first nine months of 1995 compared to $.1 million in the same period in 1996. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $16.7 million from $26.4 million at December 31, 1995 to $43.1 million at September 30, 1996. The increase resulted from net cash provided by financing activities of $143.8 million, offset in part by net cash used in investing activities of $131.4 million and net cash provided by operating activities of $4.3 million.

Operating Activities

Net cash of $4.3 million provided by operating activities included $10.6 million used for working capital and other requirements. "Accounts Receivable" increased from December 31, 1995 to September 30, 1996 due primarily to daywork drilling receivables associated with the Southwestern Rigs acquired on May 23, 1996 and the timing of cash receipts related to international daywork and turnkey operations. "Notes and Other Receivables, Current" increased primarily due to an insurance claim related to an underground blowout on a domestic turnkey well and the receipt of a note related to the sale of one of the Company's MOPUs, Cliffs Drilling No. 11.

Investing Activities

Net cash of $131.4 million used to fund investing activities included $130.5 million of capital expenditures, primarily for the jack-up drilling rig acquisitions completed during May, 1996 and related rig refurbishments. See
Note 4. In addition, cash was used for upgrade and renovation activities on several other drilling rigs and MOPUs. The Company has plans for other capital expenditures totaling approximately $17 million during 1996. The Company intends to fund these capital expenditure requirements with available cash, internally-generated cash flow and amounts currently available under its Revolving Credit Facility.

"Investments in and Advances to Unconsolidated Affiliates" increased from December 31, 1995 to September 30, 1996 due to $3.2 million paid for the acquisition of an equity interest in a joint venture that owns one jack-up drilling rig in May, 1996.

Cliffs Drilling No. 11 was sold during June, 1996. See Note 6.

Financing Activities

Cash of $143.8 million was provided by the placement of $150.0 million of 10.25% Senior Notes, offset in part by cash used to fund debt issue costs and payments associated with the redemption of Preferred Stock and the acquisition of treasury stock. See Notes 3 and 4.

On January 17, 1996, the Company issued 2,113,557 shares of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

On June 27, 1996, the Company and ING modified and amended the Company's $20.0 million Revolving Credit Facility to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May 31, 1998. At September 30, 1996, the Company had no indebtedness outstanding under the Revolving Credit Facility.

Exchange Rate Gains and Losses

Approximately 50% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first nine months of 1996. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996; however, the Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar has occurred since that date, which subjects the Company to exchange losses on its net monetary assets. Foreign currency exchange rate losses of $1.1 million incurred during the first nine months of 1996 offset exchange gains realized during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain
(Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

                                        CLIFFS DRILLING COMPANY

Date:  November 8, 1996                 By:       /s/ Edward A. Guthrie
                                           ------------------------------------
                                                      Edward A. Guthrie
                                                  Vice President - Finance



Date:  November 8, 1996                 By:        /s/ Cindy B. Taylor
                                           ------------------------------------
                                                       Cindy B. Taylor
                                                Vice President - Controller

                                 EXHIBIT INDEX





          27               Financial Data Schedule