Form 10-K
period 1996-12-31
CLIFFS DRILLING CO
filed 1997-03-06
CIK 831964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-16703

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]      No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ___

     The aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates, as of March 5, 1997, was $399,745,687. All executive officers and directors of the Registrant are treated as if they may be deemed affiliates of the Registrant.

     Number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 5, 1997, was 7,573,861.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                            REFERENCED IN THIS REPORT
                         ---------                            -------------------------
Certain portions of the Registrant's definitive proxy
  statement for the 1997
  Annual Meeting of Shareholders                                      Part III

                   (Exhibit Index Located on Pages 47 to 50)

================================================================================

                         TABLE OF CONTENTS TO FORM 10-K

                                                                     PAGE
                                                                     ----
PART
  I
 1.    Business and Properties.....................................    2
and
 2.
       General.....................................................    2
       Recent Developments.........................................    2
       Industry Conditions and Company Strategy....................    2
       Contract Drilling and MOPU Operations.......................    4
       Oil and Gas Operations......................................    8
       Environmental Controls......................................    8
       Government Regulation.......................................    8
       Risks and Insurance.........................................    9
       Employees...................................................    9
       Other Properties............................................   10
 3.    Legal Proceedings...........................................   10
 4.    Submission of Matters to a Vote of Security-Holders.........   10
PART II
 5.    Market For Registrant's Common Equity and Related
         Stockholder Matters.......................................   10
 6.    Selected Financial Data.....................................   11
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   12
 8.    Financial Statements and Supplementary Data.................   20
 9.    Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure..................................   20
PART III
10.    Directors and Executive Officers of the Registrant..........   20
11.    Executive Compensation......................................   21
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   21
13.    Certain Relationships and Related Transactions..............   21
PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.......................................................   21
SIGNATURES.........................................................   23

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cliffs Drilling Company (the "Company") is an international contract drilling and engineering company. The Company is primarily engaged in daywork drilling, engineering services and the development and operation of mobile offshore production units ("MOPUs"). The Company has historically deployed its assets in areas where it can achieve long-term growth and generate stable cash flows and net income. This strategy has led to five consecutive years of positive net income, while many other offshore drilling contractors have experienced significant losses over the comparable period. The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela, Qatar, Mexico, Trinidad and Nigeria. The Company owns 13 jack-up drilling rigs, 11 land rigs, 5 MOPUs and a 50% interest in a joint venture which owns one jack-up drilling rig.

     The Company and its predecessors have been in the contract drilling business since 1978. The Company entered the turnkey drilling business in 1982 in an effort to more fully utilize its existing fleet of rigs and complement its daywork drilling operations. In response to the economic conditions which adversely affected the domestic contract drilling business during the 1980s, the Company undertook a strategic plan in 1989 to further diversify its scope of operations and geographic concentration beyond the traditional domestic daywork drilling market. The Company's management implemented a proactive approach to identify, develop and exploit several market segments which provided higher margins and more reliable operating income and cash flow. To achieve its strategic objectives, the Company continued to emphasize its turnkey drilling operations, expanded its well engineering and management services, became a leader in the development and operation of MOPUs and deployed its drilling rigs into selected international markets. With the implementation of this strategy, the Company has positioned itself to benefit from increases in drilling and production activities in several markets worldwide.

RECENT DEVELOPMENTS

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda. owning the jack-up drilling rig ATENA, four 1500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil (the "AGP Acquisition"). The purchase price was $28.5 million in cash.

     In February, 1997, the Company was awarded a contract to drill 12 turnkey wells for Corpoven, S.A. ("Corpoven") in Venezuela. The total expected revenues for the 12 wells are approximately $93.1 million. The wells are expected to be drilled during the period from February, 1997 to September, 1998.

INDUSTRY CONDITIONS AND COMPANY STRATEGY

     Activity in the contract drilling industry and related oil service businesses has improved over the last two years due to increased worldwide demand for oil and natural gas. Over the past several years, the supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in higher utilization rates. In addition, oil and gas companies have experienced decreases in exploration and production costs from technological advances such as increased use of 3-D seismic surveys, advances in drill bits and completion technologies and use of new production techniques such as MOPUs and subsea completions. In an effort to more quickly realize the significant gas revenues attainable from shallow water drilling in the Gulf of Mexico, oil and gas companies are producing reserves at faster rates. These enhanced production methods increase the net present value of the reserves produced and significantly shorten the reserve life in the Gulf of Mexico, thereby necessitating additional drilling. In addition, the U.S. natural gas market, which had experienced weak market conditions throughout the early 1990s, has substantially improved in recent months. All of these factors have resulted in increased demand for offshore rigs in the Gulf of Mexico and an increase in both utilization and dayrates for jack-up drilling rigs. Current market dynamics in the Gulf of Mexico have resulted in greater utilization of the Company's rigs and services.

     The Company's management has adopted a proactive approach to identify, develop and exploit several market segments which the Company believes provide high margins and reliable operating income and cash flow. In addition, the Company has sought to identify business opportunities that would expand its asset base, increase profitability and enhance shareholder value. The Company's acquisition criteria include, among others, the objectives of increasing operating leverage and diversifying geographically. As a result of its actions, the Company is now positioned in 3 primary business segments, namely, daywork drilling, engineering services and MOPU operations. See Note 12 of Notes to Consolidated Financial Statements.

     Daywork Drilling. The Company began operations as a daywork contract driller in the Gulf of Mexico and the Texas/Louisiana Gulf Coast region. Because of depressed conditions in the domestic oil and gas industry during the 1980s and early 1990s, the Company sold certain drilling rigs and deployed its remaining rigs into selected international markets. These strategic decisions were made to enable the Company to stabilize cash flows during an extended market downturn. The Company has expanded its asset base and currently has a balance of term and spot (well-to-well) contracts.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the West Indies Drilling Joint Venture (the "WINDJV"), a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited, which owns an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation, a Delaware corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of the Company's Common Stock, $.01 par value per share and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company ("Diamond") for $4.5 million. The Company renamed this unit Cliffs Drilling 155. The Company signed an initial eight-month contract with Maraven for use of the rig in Lake Maracaibo, Venezuela. On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million which has been refurbished and is expected to commence operations during the second quarter of 1997 in Venezuela. On January 24, 1997, the Company completed the AGP Acquisition for a purchase price of $28.5 million in cash.

     Upon completion of all planned refurbishments, the Company will operate 2 jack-up rigs and 11 land rigs in Venezuela, 8 jack-up rigs in the Gulf of Mexico, 2 jack-up rigs in Qatar and one jack-up rig in each of Mexico and Trinidad. Of the 14 jack-up drilling rigs owned by the Company or in which the Company has an interest, 13 are cantilevered, 5 have top drives and substantially all have been refurbished in the last five years or are currently in the process of being refurbished.

     Engineering Services. Turnkey drilling has been a key element in the Company's long-term strategy since 1982. The Company believes that its downhole engineering expertise, extensive operating experience, veteran personnel and risk management capabilities have allowed the Company to reduce the risks inherent in turnkey drilling operations. From 1982 through December 31, 1996, the Company completed 270 turnkeys with aggregate revenues of $690.0 million, direct income before depreciation and allocated overhead of $91.0 million, and operating income of $61.1 million. In recent years, the turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. Domestic turnkey operators have been very aggressive in pricing Gulf of Mexico turnkeys, and competition is intense. International turnkeys have achieved greater acceptance, and the Company believes that expansion opportunities exist in this market. The Company believes its expertise has enabled it to be more selective in its turnkey drilling operations and to achieve profitable turnkey drilling operating results. The Company also began providing well engineering and management services during 1993 as an expansion of this business segment. Under these arrangements, the Company is responsible for well design and well site supervision.

     MOPU Operations. The conversion of offshore drilling rigs into MOPUs has become one of the attractive niches in which the Company has diversified its operations. Since 1989, the Company has pioneered the development and operation of MOPUs, which allow the Company to participate in the more stable oil and gas production market. MOPUs are offshore production systems, usually converted jack-up rigs, from which the drilling equipment is removed and production equipment is installed. MOPUs generally are contracted on a term basis for several years and are characterized by relatively high operating margins, with most of the operating costs assumed by the customer. The Company also believes that its engineering expertise and experience with MOPUs give it a competitive advantage which will allow the Company to take advantage of opportunities in both domestic and foreign markets.

CONTRACT DRILLING AND MOPU OPERATIONS

     The following table provides the current status of and information about the drilling rigs and MOPUs owned and operated by the Company. Substantially all of these assets are pledged to secure the Company's revolving credit facility ("Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING"), formerly International Nederlanden (U.S.) Capital Corporation.

                                                  YEAR         RATED DEPTH
                                               DELIVERED/    ----------------                       TYPE OF         EXPIRATION
             EQUIPMENT               TYPE(A)   REFURBISHED   WATER   DRILLING      LOCATION         CONTRACT           DATE
             ---------               -------   -----------   -----   --------   --------------   --------------   ---------------
JACK-UP DRILLING RIGS
-----------------------------------
 DOMESTIC(8)
   Southwestern 100................    MC      1982/1993     100'    25,000'    Gulf of Mexico   Well-to-Well     July, 1997
   Southwestern 150................    IC      1979/1994     150'    20,000'    Gulf of Mexico   Well-to-Well     May, 1997
   Southwestern 151................    IC      1981/1993     150'    25,000'    Gulf of Mexico   Well-to-Well     September, 1997
   Southwestern 152................    MC      1980/1993     150'    25,000'    Gulf of Mexico   Well-to-Well     April, 1997
   Southwestern 153................    MC      1980/1994     150'    25,000'    Gulf of Mexico   Well-to-Well     September, 1997
   Southwestern 154................    IC      1979/1996     150'    20,000'    Gulf of Mexico   Well-to-Well     April, 1997
   Southwestern 180................    MS      1978/1997     184'    25,000'    Shipyard         N/A              N/A
   Southwestern 200................    MC      1979/1992     200'    25,000'    Gulf of Mexico   Well-to-Well     May, 1997
 INTERNATIONAL(6)
   Cliffs Drilling 155.............    IC      1980/1996     150'    22,000'    Venezuela        Term Daywork     April, 1997
   Cliffs Drilling 156.............    IC         1983       150'    25,000'    Venezuela        Term Daywork     January, 1998
   LASALLE.........................    IC      1982/1997     150'    25,000'    Qatar            Term Daywork     April, 2000
   Southwestern 160................    IC      1980/1996     160'    20,000'    Qatar            Term Daywork     August, 1998
   Cliffs Drilling 12..............    MC      1980/1996     200'    20,000'    Mexico           Term Daywork     December, 1998
   Southwestern Marine 4 (b).......    MC      1982/1996     110'    25,000'    Trinidad         Term Daywork     June, 1997
LAND DRILLING RIGS
-----------------------------------
 INTERNATIONAL(11)
   Cliffs Drilling 28(c)...........            1977/1994       --    25,000'    Venezuela        Term Daywork     May, 1998
   Cliffs Drilling 34..............               1980         --    18,000'    Venezuela        N/A              N/A
   Cliffs Drilling 35..............               1980         --    18,000'    Venezuela        N/A              N/A
   Cliffs Drilling 36..............               1982         --    18,000'    Brazil           N/A              N/A
   Cliffs Drilling 37..............               1982         --    18,000'    Brazil           N/A              N/A
   Cliffs Drilling 40..............            1980/1991       --    25,000'    Venezuela        Term Daywork     September, 1997
   Cliffs Drilling 41(c)...........            1981/1994       --    25,000'    Venezuela        Term Daywork     August, 1998
   Cliffs Drilling 42(c)...........            1981/1994       --    25,000'    Venezuela        Term Daywork     June, 1998
   Cliffs Drilling 43(c)...........            1981/1991       --    25,000'    Venezuela        Term Daywork     February, 1998
   Cliffs Drilling 54..............            1981/1995       --    30,000'    Venezuela        Term Daywork     July, 1997
   Cliffs Drilling 55..............            1983/1997       --    35,000'    Louisiana Yard   Term Daywork     April, 1998
MOBILE OFFSHORE PRODUCTION UNITS
-----------------------------------
 DOMESTIC(3)
   Cliffs Drilling 4...............            1967/1995     150'      --       Gulf of Mexico   Month-to-Month   N/A
   Cliffs Drilling 8...............            1977/1993     250'      --       Gulf of Mexico   Term Daywork     December, 1997
   Cliffs Drilling 14..............            1980/1996     200'      --       Gulf of Mexico   Term Daywork     July, 1997
 INTERNATIONAL(2)
   Cliffs Drilling 10..............            1979/1993     250'      --       Shipyard         Term Daywork     October, 1998
   LANGLEY.........................            1965/1996     150'      --       Nigeria          Term Daywork     December, 2001

---------------

(a) Abbreviations:

    MC = mat supported cantilever jack-up mobile offshore drilling unit

    IC = independent leg cantilever jack-up mobile offshore drilling unit

    MS = mat supported slot jack-up mobile offshore drilling unit

(b) Formerly the Southwestern 110, the Southwestern Marine 4 is owned by the WINDJV in which the Company has an indirect 50% ownership interest.

(c) Contracted to the Company's Engineering Services business segment for turnkey drilling activities.

     Daywork Drilling. The Company currently owns and operates 25 drilling rigs, consisting of 13 jack-up drilling rigs, a 50% interest in the WINDJV which owns one jack-up drilling rig, and 11 land drilling rigs. Under daywork drilling contracts, the Company provides a drilling rig with required personnel to the operator, who supervises the drilling of the contracted well. Compensation to the Company is based on a negotiated rate per day that the rig is utilized. Daywork drilling contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork drilling contract, the Company generally bears no part of the costs due to downhole losses (such as time delays for various reasons, including stuck drill stem and blowout).

     Most of the Company's drilling contracts are obtained through competitive bids. Generally, domestic drilling contracts are for a single well while foreign drilling contracts are for multiple wells, with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts typically obligate the Company to pay certain operating expenses, including wages of drilling personnel, maintenance expenses, incidental rig supplies, equipment and local office facilities. Domestic drilling contracts are typically subject to termination by the customer on short notice, usually upon payment of a fee. Foreign drilling contracts generally require longer notice periods for termination and also may require that the customer pay mobilization and demobilization expenses.

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

     The Company completed 13 turnkey drilling contracts during 1996 and 15 turnkey drilling contracts during 1995, with revenues of $56.1 million and $54.2 million, respectively. The increase in revenues was primarily attributable to the mix of turnkey wells drilled during 1996 and 1995. One of the turnkey contracts completed in 1995 related to the Company's interest in Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture among Cliffs Drilling International, Inc. ("International"), a wholly-owned subsidiary of the Company, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A. de C.V. ("Central"). The joint venture turnkey contract was accounted for under the equity method in the Company's consolidated financial statements. See Note 4 of Notes to Consolidated Financial Statements. Three turnkey drilling contracts have been completed since December 31, 1996 with contract revenues of $25.6 million. The Company currently has 2 Venezuelan turnkey drilling contracts in progress with expected contract revenues of approximately $13.8 million.

     The Company also provides well engineering and management services. Under these agreements, the Company is responsible for well design and well site supervision. The Company has provided these services both domestically and internationally since 1993.

     MOPU Operations. The Company currently owns 5 MOPUs capable of operating in both domestic and foreign waters. MOPU contracts are generally on a dayrate basis and are normally long-term, either for a period of years or a period of time sufficient to obtain the economic production from an offshore oil and gas field or wells within such field. It is not unusual for such contracts to contain renewal provisions at the option of the customer. Under such contracts, the Company is generally responsible for maintenance, operation and repair of the MOPU hull structure. The Company is generally not responsible for risk of pollution or for damage to or replacement of the customer's production equipment, although the Company generally is responsible for damage to its production equipment. The Company maintains insurance coverage against risk of damage to or loss of the MOPUs and related equipment as is customary in the industry. See "Business and Properties -- Risks and Insurance."

     Utilization. The Company's rigs are inactive from time to time. The Company believes that its stacking procedures minimize stacking and maintenance costs, and that the stacked rigs could be placed in service with minimal cost and delay should it become attractive to do so.

     Foreign Operations. For the fiscal years ended December 31, 1996, 1995 and 1994, 55%, 63% and 78%, respectively, of the Company's consolidated revenues were derived from foreign operations, principally in Venezuela. See Note 13 of Notes to Consolidated Financial Statements.

     The Company currently operates 6 jack-up drilling rigs in international locations, including 2 rigs in Venezuela, 2 rigs in Qatar and one rig in each of Mexico and Trinidad. The Company currently operates 6 land drilling rigs in Venezuela and expects to mobilize additional land rigs for Venezuelan operations during 1997. The Company currently operates one MOPU in Nigeria and expects to mobilize one additional MOPU to the Arabian Gulf during the second quarter of 1997.

     On May 23, 1996, the Company acquired the stock of Viking Trinidad Limited, which owned a 50% interest in the WINDJV. Viking Trinidad Limited was renamed Cliffs Drilling Trinidad Limited.

     In 1996, the Company formed Cliffs Central Drilling International ("CCDI"), a 50/50 joint venture with Central, for the marketing of drilling services in Mexico. CNCTI was formed in 1992 and completed all drilling operations in Mexico during 1995.

     Operations of the Company which are conducted in foreign countries are subject to certain political, economic and other uncertainties not encountered by purely domestic drillers, including risk of expropriation, nationalization, labor disputes, foreign taxation, foreign and domestic monetary policies and regulations which may limit operations in areas by foreign companies and/or personnel. Generally, the Company purchases insurance to protect against some or all losses due to events of political risks, such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. See "Business and Properties-Government Regulation."

     Customers. The Company's largest customer for the year ended December 31, 1996, Corpoven, accounted for approximately 31% of the Company's consolidated revenues. The Company's 3 largest customers for the year ended December 31, 1995, Corpoven, Maraven, S.A. and Texaco Exploration & Production, Inc., accounted for approximately 66% of the Company's consolidated revenues. The Company's 4 largest customers for the year ended December 31, 1994, Corpoven, Maraven, Dresser-Rand Company and CNCTI, a joint venture in which the Company's wholly owned subsidiary was a joint venture partner, accounted for approximately 78% of the Company's consolidated revenues. The loss of any major customer could have an adverse impact on the Company's operations for such period of time as may be required to find other users for the equipment. See Note 12 of Notes to Consolidated Financial Statements.

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

     Historically, there have been few drilling contractors specializing in turnkey drilling contracts because of the extent of engineering and technical expertise required to manage the risks inherent in turnkey drilling operations, the magnitude of management commitment and the financial resources required. In recent years, the turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. Domestic turnkey contractors have been very aggressive in pricing Gulf of Mexico turnkeys and competition is intense.

     In order to remain competitive in the current environment, the Company has enhanced its geographical diversification, participated in turnkey drilling contracts, developed and marketed well engineering and management services and become active in the development and operation of MOPUs. The Company believes that MOPUs offer several economic advantages to oil and gas operators, namely, optimizing the use of exploration budgets by avoiding the high capital costs of production platforms, providing more flexibility than conventional fixed platforms in producing oil and gas and allowing for the economic development of smaller reserves. Although the Company believes there is a market for additional MOPUs, the Company can give no assurance that there will be sufficient demand for MOPUs at rates which are profitable. Currently, margins on MOPU operations are high, which is likely to result in increased competition. Moreover, MOPUs are not widely utilized, and most companies that do utilize MOPUs own and operate their own units. The Company believes that its experience in MOPU operations enables it to compete favorably in the MOPU market. For these reasons, the Company views MOPUs as an attractive opportunity to expand its offshore services.

     Acquisitions and Dispositions of Assets. On October 31, 1991, the Company purchased 3 jack-up rigs from Chiles Offshore Corporation. These rigs were refurbished, converted to MOPUs and used as portacompressors in Venezuela. The Company purchased 5 jack-up drilling rigs during the fourth quarter of 1992 and converted 2 of the 5 rigs to MOPUs, converted one unit for use as a mobile offshore supply unit in Mexico, used one unit for drilling operations in Mexico and bareboat chartered the other unit to a third party for use as a workover rig in the U.S. Gulf of Mexico. During 1995, the Company purchased and renovated a 3000 HP land rig, Cliffs Drilling 54, for an initial contract to drill 2 wells on a daywork basis in Venezuela.

     On May 23, 1996, the Company completed the acquisition of the Southwestern Rigs for a purchase price of (a) $103.8 million in cash plus (b) issuance of 1.2 million shares of the Company's Common Stock and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV. In addition, on May 10, 1996, the Company acquired a jack-up drilling rig from Diamond for $4.5 million. The Company signed an initial eight-month contract with Maraven for use of the rig in Lake Maracaibo, Venezuela. On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million which has been refurbished and is expected to commence operations during the second quarter of 1997 in Venezuela. On January 24, 1997, the Company completed the AGP Acquisition for a purchase price of $28.5 million in cash.

     As a result of hurricane damage sustained in August, 1992, one of the Company's MOPUs, the Marlin No. 3, was declared a constructive total loss in September, 1992, and insurance underwriters paid the Company $10 million. The Company sold its four inland posted barge drilling rigs effective January 1, 1993. Pursuant to buyout options exercised by the charterer during the fourth quarter of 1994, the Company sold 2 of the 3 portacompressors which worked in Lake Maracaibo, Venezuela. As a result of damage caused by an earthquake, the jack-up drilling rig MARQUETTE was declared a compromised total loss in December, 1995, and insurance underwriters paid the Company $14.6 million. On

June 19, 1996, Cliffs Drilling 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico, and the charterer exercised its option to purchase the unit for $5.4 million, resulting in a gain of $2.7 million.

OIL AND GAS OPERATIONS

     Since 1987, the Company has engaged in oil and gas exploration and production activities in conjunction with marketing the Company's contract drilling services, primarily turnkey, under the Company's contract drilling support ("CDS") program. Under this program, the Company has taken working interests in oil and gas properties in connection with the award to the Company of a drilling contract. The Company's policy has been that its working interest in such CDS wells would generally not exceed 25%. In 1993, the Company began to de-emphasize its CDS program due to marginal financial performance of the segment. The Company's oil and gas operations were not significant; therefore, applicable disclosures were not required at or for the years ended December 31, 1996 and 1995.

ENVIRONMENTAL CONTROLS

     The Company believes it is in substantial compliance with applicable federal, state, local and foreign laws and regulations relating to environmental controls. Also, the existence of such laws and regulations has not had, nor at this time is expected to have, any materially restrictive effect on the Company. To date, the Company has not accounted for costs or capital expenditures incurred for environmental control facilities separately from other costs incurred in the operation of its businesses. The Company does not, however, believe that any such costs or expenditures have been material, and the Company does not expect that under present conditions such costs or expenditures will become material in the foreseeable future.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather and seas. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from the Company's operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, the Company maintains broad insurance coverage, including all risks physical damage, employer's liability, comprehensive general liability or commercial contract indemnity and workers' compensation insurance. The Company's third party liability insurance coverage is approximately $100 million per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs and MOPUs. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate. The occurrence of a significant event for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

     The Company also maintains insurance coverage to protect against certain hazards inherent in its turnkey contract drilling and oil and gas operations. This insurance was most recently renewed on June 1, 1996, and is scheduled for renewal on October 1, 1997. This insurance, which is principally through Underwriters at Lloyd's and Institute of London Underwriters Companies, covers "control of well" (including blowouts above and below the surface); cratering; seepage and pollution; and care, custody and control. The Company believes that it maintains insurance in accordance with industry standards. The Company's current insurance program provides $500,000 coverage per occurrence for care, custody and control, and $75 million coverage per occurrence for control of well, cratering and seepage and pollution associated with foreign operations. The amount of coverage per occurrence provided by the Company's current insurance program for domestic land, coastal and inland water, and offshore operations is $10 million, $20 million and $30 million, respectively, for control of well, cratering and seepage and pollution. Each form of coverage provides for a retention amount for the account of the Company, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate retention amount. No assurance can be given that the Company will be able to maintain the types and amounts of coverage that it considers adequate with respect to its turnkey drilling and oil and gas operations. If the Company were unable to insure against certain of these risks, either because such insurance was no longer available or because the premium costs became too great in relation to the coverage afforded, the Company's insurance might not be adequate to protect the Company against liability from all consequences of well disasters, downhole problems, extensive fire damage or damage to the environment. The occurrence of a casualty or loss against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

EMPLOYEES

     At December 31, 1996, the Company employed 1,106 persons as follows:

                                                         SALARIED      HOURLY
                                                         EMPLOYEES    EMPLOYEES
                                                         ---------    ---------
Domestic...............................................     153          417
Venezuela..............................................     180          297
Other..................................................      49           10

     There were no collective bargaining contracts covering the Company's domestic employees or employees in foreign locations in effect as of December 31, 1996, except for employees in Venezuela who are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry.

OTHER PROPERTIES

     The Company owns an office building and warehouse on a 2.5 acre tract of land in Lafayette Parish, Louisiana. The Company leases additional properties, including its executive offices in Houston, Texas, a yard in Lafayette, Louisiana, 2 field offices in Venezuela and a field office in Doha, Qatar.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to a number of lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1996.

                                    PART I I

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the over-the-counter market and quoted on The Nasdaq Stock Market ("Nasdaq") under the symbol "CLDR." The following table sets forth the range of high and low sales prices per share of Common Stock as reported by Nasdaq for the periods indicated.

                                                      1996              1995
                                                  ------------      -------------
                 QUARTER ENDED                    HIGH    LOW       HIGH     LOW
                 -------------                    ----    ----      ----    -----
March 31........................................  $15 3/4 $13 3/4   $14 1/4 $11 1/4
June 30.........................................  $34     $15 1/4   $15     $12 1/2
September 30....................................  $36 3/4 $25 3/4   $15 1/4 $13
December 31.....................................  $69 1/4 $33 1/2   $16 3/8 $13 1/16

     On March 5, 1997, the closing sale price of the Company's Common Stock, as reported by Nasdaq, was 53 1/2 per share. On that date, there were approximately 1,754 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock, and it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future. Under the Company's 10.25% Senior Notes due 2003 (the "Senior Notes") and Revolving Credit Facility with ING, the Company is restricted from declaring, making or paying cash dividends on the Common Stock.

     The Company's $2.3125 Convertible Exchangeable Preferred Stock (the "Preferred Stock") was traded on Nasdaq during 1995 under the symbol "CLDRP." The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million. Holders of shares of the Preferred Stock had the option to convert any or all of such shares of Preferred Stock into fully paid and nonassessable shares of Common Stock of the Company prior to the redemption date at a rate of 1.89394 shares of Common Stock for each full share of Preferred Stock. No payment or adjustment was made upon any conversion of shares of Preferred Stock on account of any dividends on the shares surrendered for conversion, and the holder lost any right to payment of dividends on the shares surrendered for conversion. No fractional shares of Common Stock were issued upon conversion but, in lieu thereof, an appropriate amount was paid in cash by the Company based upon the reported last sales price for the shares of Common Stock on the date of conversion. The right of holders of Preferred Stock to convert shares of Preferred Stock into Common Stock terminated on the redemption date.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information of the Company. The amounts as of and for each of the five years in the period ended December 31, 1996 have been derived from audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                                                         YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                              1996              1995              1994              1993              1992
                                         ---------------   ---------------   ---------------   ---------------   ---------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
  Revenues.............................  $       133,109   $        83,289   $        83,693   $        65,538   $        76,838
  Costs and Expenses:
     Operating Expenses................           91,984            67,713            50,907            35,171            57,646
     Depreciation, Depletion and
       Amortization....................           10,388             7,271            14,008            17,438            12,883
     Contract Termination Provision....               --                --             5,193               577                --
     Write-down in Carrying Value of
       Oil Gas Properties..............               --                --                --                --             1,500
     General and Administrative
       Expense.........................            6,300             5,289             5,114             4,807             4,512
                                         ---------------   ---------------   ---------------   ---------------   ---------------
  Operating Income.....................           24,437             3,016             8,471             7,545               297
  Other Income (Expense)(1)............          (10,015)            2,430            (2,415)           (3,919)            2,721
                                         ---------------   ---------------   ---------------   ---------------   ---------------
  Net Income...........................           14,422             5,446             6,056             3,626             3,018
  Dividends Applicable to Preferred
     Stock(2)..........................              (31)           (2,659)           (2,659)           (2,659)           (2,659)
                                         ---------------   ---------------   ---------------   ---------------   ---------------
  Net Income Applicable to Common and
     Common Equivalent Shares..........  $        14,391   $         2,787   $         3,397   $           967   $           359
                                         ===============   ===============   ===============   ===============   ===============
  Net Income per Share.................  $          2.08   $          0.68   $          0.80   $          0.21   $          0.11
                                         ===============   ===============   ===============   ===============   ===============
  Weighted Average Number of Common and
     Common Equivalent Shares
     Outstanding(2)....................            6,926             4,108             4,223             4,514             3,257
SUMMARY BALANCE SHEET DATA:
  Working Capital......................  $        68,221   $        33,859   $        19,331   $        20,402   $        24,830
  Property and Equipment, Net..........          216,474            65,950            71,248            86,506           101,178
  Total Assets.........................          339,546           128,962           120,167           133,523           150,203
  Notes Payable, Long-Term.............               --                --                --            13,108            28,348
  10.25% Senior Notes (3)..............          150,000                --                --                --                --
  Redeemable Preferred Stock (2).......               --            28,750            28,750            28,750            28,750
  Total Shareholders' Equity
     (2)(4)(5).........................  $       142,168   $        74,015   $        70,881   $        72,494   $        71,446

---------------

(1) Includes items of other income and expense, interest expense and income taxes. Includes net gains on disposition of assets of $3.7 million, interest income of $2.7 million and interest expense of $9.3 million in 1996, net gains on disposition of assets of $2.7 million and net exchange rate gains of $2.6 million in 1995, net exchange rate losses of $1.2 million in 1994, litigation settlement and expenses of $3.7 million in 1993 and net gains on disposition of assets of $5.0 million in 1992.

(2) On January 17, 1996, the Company issued 2,113,557 shares of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

(3) In part to finance the acquisition of the Southwestern Rigs, the Company sold $150 million of Senior Notes.

(4) The Company issued 1,200,000 shares of Common Stock in connection with the acquisition of the Southwestern Rigs.

(5) The Company has not paid any cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under the captions "General" and "Liquidity and Capital Resources" within this item and elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

GENERAL

     Activity in the contract drilling industry and related oil service businesses has improved over the last two years due to increased worldwide demand stemming from higher levels of pricing for oil and natural gas. Over the past several years, the supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in increases in worldwide utilization rates. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. This price volatility creates some market uncertainties, despite the overall improvement in oil and gas market fundamentals.

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

RESULTS OF OPERATIONS

  Year 1996 Versus 1995

     The Company recognized net income, before preferred dividends, of $14.4 million in 1996 compared to net income of $5.4 million in 1995. Revenues increased $49.8 million and operating income increased $21.4 million from 1995 to 1996. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                                                               INCREASE
                                                           1996      1995     (DECREASE)
                                                         --------   -------   ----------
                                                                 (IN THOUSANDS)
Revenues:
  Daywork Drilling.....................................  $ 77,882   $26,363    $51,519
  Engineering Services.................................    60,517    56,970      3,547
  MOPU Operations......................................     4,329     4,920       (591)
  Oil and Gas..........................................     1,156     2,788     (1,632)
  Eliminations.........................................   (10,775)   (7,752)    (3,023)
                                                         --------   -------    -------
          Consolidated.................................  $133,109   $83,289    $49,820
                                                         ========   =======    =======
Operating Income (Loss):
  Daywork Drilling.....................................  $ 23,048   $ 2,761    $20,287
  Engineering Services.................................     8,036     2,609      5,427
  MOPU Operations......................................     2,872     2,492        380
  Oil and Gas..........................................    (3,108)      541     (3,649)
  Corporate Office.....................................    (6,411)   (5,387)    (1,024)
                                                         --------   -------    -------
          Consolidated.................................  $ 24,437   $ 3,016    $21,421
                                                         ========   =======    =======

  Daywork Drilling

     Daywork drilling revenues increased $51.5 million and operating income increased $20.3 million in 1996 compared to 1995. Of the $20.3 million increase in operating income, $14.3 million was generated from 10 of 11 jack-up drilling rigs acquired in May, 1996. Operating income also increased due to improved dayrates for the Company's jack-up drilling rigs and land rigs. In addition, Cliffs Drilling 54 worked the entire year in 1996 compared to approximately one quarter of the year in 1995. Cliffs Drilling 12 worked the majority of 1996, while it was stacked during all of 1995. These improvements in operating income were partially reduced by the loss of income associated with the Marquette. See "Year 1995 Versus 1994 -- Daywork Drilling."

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. In addition, on May 10, 1996, the Company acquired a jack-up drilling rig from Diamond and renamed it Cliffs Drilling 155. Seven of the 11 acquired jack-up drilling rigs are currently operating in the Gulf of Mexico and one jack-up rig is operating in each of Venezuela, Qatar and Trinidad. The other jack-up rig acquired in May, 1996 commenced refurbishment activities during the fourth quarter of 1996 and is expected to begin operations in the second quarter of 1997.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                               INCREASE
                                                           1996      1995     (DECREASE)
                                                          -------   -------   ----------
                                                                  (IN THOUSANDS)
Daywork Drilling Revenues(1):
  Jack-up Rigs:
     International......................................  $17,989   $12,183    $ 5,806
     Domestic...........................................   33,984        --     33,984
  Land Rigs.............................................   20,403    14,152      6,251
  Other(2)..............................................    5,506        28      5,478
                                                          -------   -------    -------
          Total.........................................  $77,882   $26,363    $51,519
                                                          =======   =======    =======
Average Rig Utilization(3):
  Jack-up Rigs:
     International......................................     100%      100%
     Domestic...........................................      96%       N/A
  Land Rigs.............................................     100%      100%
Average Dayrates(4):
  Jack-up Rigs:
     International......................................  $25,724   $20,133
     Domestic...........................................   22,667       N/A
  Land Rigs.............................................    9,085     7,335

---------------

(1) Includes revenues earned from affiliates.
(2) Includes Cliffs Drilling 12, which was stacked during all of 1995, but was bareboat chartered to a third party for use as a workover rig during most of 1996, and 2 labor maintenance contracts.
(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.
(4) Daywork drilling revenues less non-recurring revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

     On September 30, 1996, the Company acquired an additional land rig for $2.9 million. The Company has refurbished the drilling rig and expects to mobilize the unit to Venezuela and commence operations during the second quarter of 1997.

     On January 24, 1997, the Company completed the AGP Acquisition which included one jack-up drilling rig and 4 land rigs for a purchase price of $28.5 million in cash. The jack-up rig ATENA, renamed Cliffs Drilling 156, is currently operating in Venezuela. The Company expects to refurbish at least 2 of the 4 land drilling rigs for operations in Venezuela during 1997. See "Liquidity and Capital Resources."

     Engineering Services

     Engineering services revenues increased $3.5 million and operating income increased $5.4 million in 1996 compared to 1995. The Company completed 13 turnkey contracts in 1996 compared to 15 turnkey contracts in 1995. Five of the 13 contracts completed during 1996 were international contracts in Venezuela, which were completed at improved margins from wells drilled in prior years. International operating margins increased during 1996 due to improved drilling efficiencies and a reduction in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins.

     The Company had 3 turnkey wells in progress at December 31, 1996, all of which were completed by February, 1997. The Company provided well engineering and management services during 1996 and 1995, primarily in Venezuela. These activities contributed operating income of $.4 million and $.7 million in 1996 and 1995, respectively.

     MOPU Operations

     MOPU revenues decreased $.6 million and operating income increased $.4 million in 1996 compared to 1995. The decrease in revenues was primarily due to 3 MOPUs which were under operating or standby contracts during 1995 but were idle in 1996. In addition, the Cliffs Drilling 11 was sold during June, 1996. These decreases in revenue were partially offset by revenues associated with the LANGLEY, which was under contract during all of 1996, while it was stacked during most of 1995. Operating income associated with the LANGLEY offset the decreases in operating income associated with the other MOPUs.

     The Company currently owns 5 MOPUs. All of the units are under contract and 4 are currently operating. The other MOPU is expected to commence operations during the second quarter of 1997.

     Oil and Gas

     Oil and gas revenues decreased $1.6 million and operating income decreased $3.6 million in 1996 compared to 1995. The decrease in revenues was primarily due to a $1.4 million settlement of a contractual dispute with Columbia Gas Transmission Corp., a subsidiary of Columbia Gas System Inc. ("Columbia Gas") recorded during 1995. The decrease in operating income was primarily due to approximately $2.9 million in costs associated with an unsuccessful well drilled during the fourth quarter of 1996. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1997.

     Corporate Overhead

     Corporate overhead increased $1.0 million in 1996 compared to 1995. The increase was primarily due to increased costs associated with the Southwestern operations and an increase in employment-related costs.

     Other Income (Expense) and Income Taxes

     The Company recognized $10.0 million of other expense in 1996 compared to $2.4 million of other income in 1995. The net change resulted primarily from a $9.1 million increase in interest expense associated with the Senior Notes, an increase in income taxes of $4.6 million and a decrease in exchange rate gains of $2.6 million, offset in part by an increase in interest income and gains on disposition of assets. See "Liquidity and Capital Resources."

     The increase in income taxes relates primarily to the overall increase in income from 1995 to 1996. The effective tax rates were 33% and 31% in 1996 and 1995, respectively, with the majority of the recorded expense constituting deferred taxes. At December 31, 1996, the Company had various tax assets that were recorded as a reduction of the tax liability related to taxable temporary differences, a portion of which were reserved. The Company's realization of these assets is primarily dependent upon the mix of foreign source and other income. The Company's current mix of operations appears sufficient to enable the Company to realize the majority of these tax assets. See Note 6 of Notes to Consolidated Financial Statements.

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

                                                                               INCREASE
                                                          1995       1994     (DECREASE)
                                                        --------   --------   ----------
                                                                 (IN THOUSANDS)
Revenues:
  Daywork Drilling....................................  $ 26,363   $ 32,481    $  (6,118)
  Engineering Services................................    56,970     36,079       20,891
  MOPU Operations.....................................     4,920     16,020      (11,100)
  Oil and Gas.........................................     2,788      2,470          318
  Eliminations........................................    (7,752)    (3,357)      (4,395)
                                                        --------   --------    ---------
     Consolidated.....................................  $ 83,289   $ 83,693    $    (404)
                                                        ========   ========    =========
Operating Income (Loss):
  Daywork Drilling....................................  $  2,761   $  7,100    $  (4,339)
  Engineering Services................................     2,609      3,581         (972)
  MOPU Operations.....................................     2,492      4,415       (1,923)
  Oil and Gas.........................................       541     (1,439)       1,980
  Corporate Office....................................    (5,387)    (5,184)        (203)
  Eliminations........................................        --         (2)           2
                                                        --------   --------    ---------
     Consolidated.....................................  $  3,016   $  8,471    $  (5,455)
                                                        ========   ========    =========

     Daywork Drilling

     Daywork drilling revenues decreased $6.1 million and operating income decreased $4.3 million in 1995 compared to 1994. Daywork drilling operating results reflect decreased revenues and operating income primarily due to the stacking of one of the Company's jack-up drilling rigs which completed operations in Mexico during the fourth quarter of 1994 for CNCTI. The Company's other 2 jack-up drilling rigs operated in Venezuela through April, 1995 on a well-to-well basis at reduced dayrates from those received in 1994. Subsequent to expiration of the contracts, one of the jack-up rigs was demobilized to the U.S. Gulf of Mexico. The other jack-up rig was demobilized to an offshore location outside Venezuela and contracted to drill a turnkey well. The turnkey portion of the well was completed during the third quarter of 1995, and the rig completed operations on a daywork basis offshore Venezuela during the first quarter of 1996.

     The Company operates its drilling rigs on both a term and a spot basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for the Company's significant classes of drilling rigs:

                                                                                INCREASE
                                                            1995      1994     (DECREASE)
                                                           -------   -------   ----------
                                                                   (IN THOUSANDS)
Daywork Drilling Revenues(1):
  Jack-up Rigs:
     International.......................................  $12,183   $21,997    $ (9,814)
     Domestic............................................       --        --          --
     Land Rigs...........................................   14,152    10,465       3,687
  Other..................................................       28        19           9
                                                           -------   -------    --------
          Total..........................................  $26,363   $32,481    $ (6,118)
                                                           =======   =======    ========
Average Rig Utilization(2):
  Jack-up Rigs:
     International.......................................     100%       93%
     Domestic............................................      N/A       N/A
  Land Rigs..............................................     100%      100%
Average Dayrates (3):
  Jack-up Rigs:
  International..........................................  $20,133   $21,499
  Domestic...............................................      N/A       N/A
  Land Rigs..............................................    7,335     6,608

---------------

(1) Includes revenues earned from affiliates.

(2) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(3) Daywork drilling revenues less non-recurring revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

     On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which was attributed to an earthquake in Venezuela in May, 1994. The rig was declared a compromised total loss by the Company's insurance underwriters. The Company received $14.6 million from its insurance underwriters for these damages. The Company scrapped the rig and salvaged various rig equipment for use on other rigs or to sell. See "Liquidity and Capital Resources."

     Contracts on 2 of the 5 land drilling rigs working for Corpoven were extended to September, 1996 at increased dayrates. The other 3 land drilling rigs have contracts or agreements which extended into February, 1997. The Company acquired, renovated and mobilized an additional land rig to Venezuela which began drilling operations during September, 1995.

     Engineering Services

     Engineering services revenues increased $20.9 million and operating income decreased $1.0 million in 1995 compared to 1994. Fifteen turnkey contracts were completed in both 1995 and 1994. The revenue increase is primarily attributable to the mix of turnkey wells drilled during 1995 and 1994. One of the 15 turnkey wells completed in 1995 and 5 of the 15 turnkey wells completed in 1994 were drilled by CNCTI and recorded under the equity method. One of the 15 turnkey wells completed in 1994 was drilled by Cliffs Neddrill Turnkey International, a joint venture in which the Company had a 50% interest, and also recorded under the equity method. See Note 4 of Notes to Consolidated Financial Statements. Despite the change in the mix of turnkey wells drilled, overall operating margins have decreased. Domestic turnkey operators have been very aggressive in pricing Gulf of Mexico turnkeys, and competition is intense. Various operational problems also caused turnkey margins to decline. Five of the turnkey wells completed in 1995 and one turnkey well in progress at December 31, 1995 encountered downhole problems and as a result, the Company recorded losses of $3.7 million in the 1995 results of operations on these 6 contracts. Two of the wells which completed in 1994 encountered downhole problems and as a result, the Company recorded losses of $3.2 million in the 1994 results of operations on these contracts.

     The Company provided well engineering and management services during 1995 and 1994, primarily in Venezuela and Mexico. These activities contributed operating income of $.7 million and $1.0 million in 1995 and 1994, respectively.

     MOPU Operations

     MOPU revenues decreased $11.1 million and operating income decreased $1.9 million in 1995 compared to 1994. The decrease in revenues and operating income was primarily due to the expirations in May and September, 1994 of the two-year contracts on the 3 MOPUs which worked in Venezuela. The 3 MOPUs which worked in Venezuela contributed revenues of $11.9 million and operating income of $1.6 million during 1994. After completing its contract in Venezuela, the LANGLEY was demobilized to the United States during the second quarter of 1994 and was idle until the fourth quarter of 1995. The unit was subsequently bareboat chartered for a five-year term for use as a MOPU offshore Nigeria. The rig was mobilized to Nigeria in midyear 1996 following modifications. The charterer exercised buyout options and purchased the other 2 units which worked in Venezuela for a total of $4.0 million in the fourth quarter of 1994. No gain or loss was recognized upon buyout of the 2 units. See "Liquidity and Capital Resources."

     Oil and Gas

     Oil and gas revenues increased $.3 million and operating income increased $2.0 million in 1995 compared to 1994. The increases were primarily due to a $1.4 million settlement of a contractual dispute with Columbia Gas and decreased depreciation, depletion and amortization and operating expenses, offset in part by reduced gas revenues resulting from production declines and lower gas prices during 1995 compared to 1994.

     Corporate Overhead

     Corporate overhead increased $.2 million in 1995 compared to 1994. The increase was primarily due to an overall increase in employment-related costs.

     Other Income (Expense)

     The Company recognized $2.4 million of other income in 1995 compared to $2.4 million of other expense in 1994. The net change resulted primarily from an increase in net exchange rate gains and net gains on disposition of assets, offset in part by an increase in income taxes. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $12.8 million from $26.4 million at December 31, 1995 to $39.2 million at December 31, 1996. The increase resulted from net cash provided by financing activities of $145.3 million and net cash provided by operating activities of $7.1 million, offset in part by net cash used in investing activities of $139.6 million.

     Operating Activities

     Net cash of $7.1 million provided by operating activities included $21.3 million used for working capital and other requirements. "Accounts Receivable" increased from December 31, 1995 to December 31, 1996 due primarily to daywork drilling receivables associated with the Southwestern Rigs acquired on May 23, 1996, drilling operations in Colombia, Mexico and Qatar and the timing of cash receipts related to international daywork and turnkey operations. "Notes and Other Receivables, Current" increased primarily due to an insurance claim related to an underground blowout on a domestic turnkey well. "Prepaid Insurance" increased due to an extension of the policy period of insurance coverage from the prior year and increased insurance premiums. "Other Prepaid Expenses" increased primarily due to a deposit related to the AGP Acquisition which closed on January 24, 1997. "Accounts Payable" and "Other Accrued Expenses" increased due to increased domestic and international operations and the timing of payments.

     Investing Activities

     Net cash of $139.6 million used to fund investing activities included $144.5 million of acquisition costs and related capital expenditures associated with the jack-up drilling rig acquisitions completed during May, 1996 and the land drilling rig acquisition completed in September, 1996. In addition, cash was used for upgrade and renovation activities on other drilling rigs and MOPUs.

     On January 24, 1997, the Company completed the AGP Acquisition for a purchase price of $28.5 million in cash. The ATENA, renamed Cliffs Drilling 156, is currently operating in Venezuela. The Company expects to refurbish at least 2 of the 4 land drilling rigs for operations in Venezuela during 1997.

     In addition to the rig acquisitions completed in January, 1997, the Company has capital expenditure requirements totaling approximately $48 million during 1997. Of this total, approximately $19 million relates to projects commenced in 1996 which will complete in 1997, $7 million relates to refurbishment of the land rigs obtained in the AGP Acquisition, $11 million relates to upgrades which will be funded by customers through improved dayrates or contract terms and approximately $11 million relates to other capital expenditures, including drill pipe. The Company intends to fund these capital expenditure requirements with available cash, internally-generated cash flow and amounts currently available under its Revolving Credit Facility.

     "Investment in and Advances to Unconsolidated Affiliates" increased from December 31, 1995 to December 31, 1996 due primarily to $3.2 million paid for the acquisition of an equity interest in the WINDJV.

     On June 19, 1996, Cliffs Drilling 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico. The charterer exercised its option to purchase the unit for $5.4 million. The Company recognized a $2.7 million gain on disposition of the unit during June, 1996.

     Financing Activities

     Cash of $145.3 million was provided by financing activities and included $150.0 million generated from the placement of Senior Notes, offset in part by cash used to fund debt issue costs which are reported as "Deferred Charges and Other" in the Consolidated Balance Sheets.

     In conjunction with the acquisition of the Southwestern Rigs, the Company issued the Senior Notes in the aggregate principal amount of $150.0 million. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company. The Senior Notes are not redeemable at the option of the Company prior to May 15, 2000. See Note 5 of Notes to Consolidated Financial Statements. The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness, and are guaranteed by the Company's direct and indirect subsidiaries. The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets and make dividends or other payments.

     On June 27, 1996, the Company and ING modified and amended the Company's $20 million Revolving Credit Facility to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May 31, 1998. At December 31, 1996, the Company had no indebtedness outstanding under the Revolving Credit Facility.

     On January 17, 1996, the Company issued 2,113,557 shares of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

     The Company from time to time purchases its Common Stock in the open market. During 1996, the Company purchased 43,000 shares of its Common Stock at an aggregate purchase price of $.7 million, or approximately $15.38 per share. All of the acquired shares are held as Common Stock in treasury, less shares issued under certain benefit plans.

     Exchange Rate Gains and Losses

     Approximately 42% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during 1996. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996; however, the Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar occurred at that date, which subjected the Company to exchange rate losses on its net monetary assets. Foreign currency exchange rate losses of $1.2 million incurred during 1996 offset exchange rate gains realized during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

     Cautionary Statements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company appear on pages 26 through 45 hereof and are incorporated by reference into this
Item 8. Selected quarterly financial data is set forth in Note 14 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission (the "Commission"), describes the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding management compensation and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under captions "Principal Shareholders" and "Security Ownership of Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

        (1) and (2) Financial Statements and Schedules

             See "Index to Consolidated Financial Statements and Schedules" on page 24.

        (3) Exhibits

             See Exhibit Index on pages 47 to 50.

     The management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report are as follows:

        10.7             -- Cliffs Drilling Company 1988 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
        10.7.1           -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.1 to the Company's Form 10-K
                            for the fiscal year ended December 31, 1993).
        10.7.2           -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.2 to the Company's Form 10-K
                            for the fiscal year ended December 31, 1993).
        10.7.3           -- Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan.
        10.8             -- Cliffs Drilling Company Incentive Bonus Plan
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
        10.9             -- Cliffs Drilling Company Retention Plan for Salaried
                            Employees (incorporated by reference to Exhibit 10.10 to
                            the Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).

        10.9.1           -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.1 to the
                            Company's Form 10-K for the fiscal year ended December
                            31, 1993).
        10.9.2           -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.2 to the
                            Company's Form 10-K for the fiscal year ended December
                            31, 1993).
        10.10            -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.11 to the Company's Registration Statement on
                            Form S-1, No. 33-23508, filed under the Securities Act).
        10.11            -- Form of Restricted Stock Award Agreement entered into
                            between the Company and certain key executive officers
                            (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-1,
                            No.33-23508, filed under the Securities Act).
        10.11.1          -- Form of Restricted Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.10.1 to the Company's Form 10-K for the
                            fiscal year ended December 31, 1992).
        10.11.2          -- Form of Deferred Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.11.2 to the Company's Form 10-K for the
                            fiscal year ended December 31, 1993).
        10.16            -- Form of Executive Agreement dated as of July 20, 1994
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Form 10-Q for the fiscal quarter ended June 30,
                            1994).


     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

March 5, 1997                               CLIFFS DRILLING COMPANY

                                            By:    /s/ DOUGLAS E. SWANSON
                                             -----------------------------------
                                                     Douglas E. Swanson
                                             Chairman of the Board and President

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

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

               /s/ DOUGLAS E. SWANSON                        Chairman of the Board and         March 5, 1997
-----------------------------------------------------           President (Principal
                 Douglas E. Swanson                              Executive Officer)

                   /s/ M. M. CONE                                     Director                 March 5, 1997
-----------------------------------------------------
                     M. M. Cone

                /s/ ROBERT M. MCINNES                                 Director                 March 5, 1997
-----------------------------------------------------
                  Robert M. McInnes

                 /s/ JOSEPH E. REID                                   Director                 March 5, 1997
-----------------------------------------------------
                   Joseph E. Reid

                  /s/ JOHN D. WEIL                                    Director                 March 5, 1997
-----------------------------------------------------
                    John D. Weil

                /s/ H. ROBERT HIRSCH                                  Director                 March 5, 1997
-----------------------------------------------------
                  H. Robert Hirsch

                /s/ EDWARD A. GUTHRIE                    Vice President-Finance (Principal     March 5, 1997
-----------------------------------------------------            Financial Officer)
                  Edward A. Guthrie

                 /s/ CINDY B. TAYLOR                         Vice President-Controller         March 5, 1997
-----------------------------------------------------      (Principal Accounting Officer)
                   Cindy B. Taylor

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGES
                                                              -----
Report of Independent Auditors..............................   25

Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 1996...............   26

Consolidated Balance Sheets, December 31, 1996 and 1995.....   27

Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1996...............   28

Consolidated Statements of Changes in Shareholders' Equity
  for Each of the Three Years in the Period Ended December
  31, 1996..................................................   29

Notes to Consolidated Financial Statements..................   30

Schedule:
     For Each of the Three Years in the Period Ended
      December 31, 1996:
             II  Valuation and Qualifying Accounts..........   46

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

                         REPORT OF INDEPENDENT AUDITORS

SHAREHOLDERS AND BOARD OF DIRECTORS
CLIFFS DRILLING COMPANY

     We have audited the accompanying consolidated balance sheets of Cliffs Drilling Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the Consolidated Financial Statements, in 1995 the Company adopted a new method of accounting for impairment of long-lived assets.

                                            ERNST & YOUNG LLP

Houston, Texas
February 21, 1997

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1996           1995           1994
                                                          ----------      ---------      ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Revenues..............................................    $132,341        $84,156        $81,508
  Income (Loss) from Equity Investments.................         768           (867)         2,185
                                                            --------        -------        -------
                                                             133,109         83,289         83,693
COSTS AND EXPENSES:
  Operating Expenses....................................      91,984         67,713         50,907
  Depreciation, Depletion and Amortization..............      10,388          7,271         14,008
  Contract Termination Provision........................          --             --          5,193
  General and Administrative Expense....................       6,300          5,289          5,114
                                                            --------        -------        -------
                                                             108,672         80,273         75,222
                                                            --------        -------        -------
OPERATING INCOME........................................      24,437          3,016          8,471
OTHER INCOME (EXPENSE):
  Gain on Disposition of Assets.........................       3,694          2,666            665
  Interest Income.......................................       2,725          1,065            815
  Interest Expense......................................      (9,265)          (199)          (826)
  Exchange Rate Gain (Loss).............................          --          2,554         (1,168)
  Other, net............................................        (173)        (1,250)        (1,111)
                                                            --------        -------        -------
INCOME BEFORE INCOME TAXES..............................      21,418          7,852          6,846
INCOME TAX EXPENSE......................................       6,996          2,406            790
                                                            --------        -------        -------
NET INCOME..............................................      14,422          5,446          6,056
DIVIDENDS APPLICABLE TO PREFERRED STOCK.................         (31)        (2,659)        (2,659)
                                                            --------        -------        -------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT
  SHARES................................................    $ 14,391        $ 2,787        $ 3,397
                                                            --------        -------        -------
NET INCOME PER SHARE....................................    $   2.08        $  0.68        $  0.80
                                                            ========        =======        =======
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING....................................       6,926          4,108          4,223
                                                            ========        =======        =======

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
                                                                (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.................................  $ 39,181   $ 26,405
  Accounts Receivable, net of allowance for doubtful
    accounts of $797 at December 31, 1996 and 1995..........    28,866     11,170
  Notes and Other Receivables, Current......................     4,922      1,812
  Inventories...............................................     5,807      4,114
  Drilling Contracts in Progress............................    17,669     11,339
  Prepaid Insurance.........................................     7,408        957
  Other Prepaid Expenses....................................     6,349      2,400
                                                              --------   --------
         Total Current Assets...............................   110,202     58,197
PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment................................   283,223    122,777
  Oil and Gas Properties ("successful efforts" method)......    22,830     23,497
  Other.....................................................     3,986      3,201
                                                              --------   --------
                                                               310,039    149,475
  Less: Accumulated Depreciation, Depletion and
    Amortization............................................   (93,565)   (83,525)
                                                              --------   --------
         Net Property and Equipment.........................   216,474     65,950
NOTES AND OTHER RECEIVABLES, LONG-TERM......................     3,510      4,441
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
  AFFILIATES................................................     4,434        269
DEFERRED CHARGES AND OTHER..................................     4,926        105
                                                              --------   --------
         TOTAL ASSETS.......................................  $339,546   $128,962
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable..........................................  $ 30,545   $ 20,392
  Accrued Interest..........................................     2,007          1
  Other Accrued Expenses....................................     9,429      3,945
                                                              --------   --------
         Total Current Liabilities..........................    41,981     24,338
10.25% SENIOR NOTES.........................................   150,000         --
DEFERRED INCOME TAXES.......................................     5,028      1,447
DEFERRED INCOME AND OTHER...................................       369        412
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
  $2.3125 Convertible Exchangeable Preferred Stock,
    3,000,000 shares authorized; 1,150,000 shares issued and
    outstanding at December 31, 1995 ($28,750 liquidation
    value)..................................................        --     28,750
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 15,000,000 shares
    authorized; 7,996,436 and 4,518,104 shares issued and
    7,566,504 and 4,113,067 shares outstanding at December
    31, 1996 and 1995, respectively.........................        80         45
  Paid-in Capital...........................................   153,513     99,186
  Retained Earnings (Deficit)...............................    (5,717)   (20,108)
  Less: Notes Receivable from Officers for Restricted
        Stock...............................................      (186)      (232)
       Restricted Stock.....................................      (223)       (32)
       Treasury Stock, at cost, 429,932 and 405,037 shares
        at December 31, 1996 and
         1995, respectively.................................    (5,299)    (4,844)
                                                              --------   --------
       Total Shareholders' Equity...........................   142,168     74,015
                                                              --------   --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $339,546   $128,962
                                                              ========   ========

             See accompanying notes to consolidated financial statements.

                                CLIFFS DRILLING COMPANY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1996        1995       1994
                                                             ---------   --------   --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income...............................................  $  14,422   $  5,446   $  6,056
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
     BY (USED IN) OPERATING ACTIVITIES:
     Depreciation, Depletion and Amortization..............     10,388      7,271     14,008
     Deferred Income Tax Expense (Benefit).................      5,184      1,848       (400)
     Impairment of Oil and Gas Leasehold Cost..............      1,017         --         --
     Contract Termination Provision........................         --         --      5,193
     Mobilization Expense Amortization.....................        314        519        544
     Gain on Disposition of Assets.........................     (3,694)    (2,666)      (665)
     Amortization of Debt Issue Costs......................        462         --         --
     Other.................................................        279         71       (829)
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable.................................    (19,907)    (3,728)     9,690
       Inventories.........................................     (1,667)     1,612     (3,597)
       Drilling Contracts in Progress......................     (6,324)    (6,261)    (4,722)
       Prepaid Insurance and Other Prepaid Expenses........    (10,688)     2,500     (1,583)
       Investments in and Advances to Unconsolidated
          Affiliates.......................................       (928)     3,767     (2,184)
       Deferred Charges and Other..........................         --         --       (454)
       Accounts Payable and Other Accrued Expenses.........     18,256      4,546      2,667
                                                             ---------   --------   --------
          Net Cash Provided By Operating Activities........      7,114     14,925     23,724
INVESTING ACTIVITIES:
  Capital Expenditures.....................................    (36,027)   (11,687)    (9,100)
  Acquisition of Rigs and Related Equipment................   (108,477)    (1,750)        --
  Acquisition of Equity Interest in Rig and Related
     Equipment.............................................     (3,237)        --         --
  Proceeds from Sale of Property and Equipment.............      6,856        372      5,917
  Insurance Proceeds from Loss of Rig and Related
     Equipment.............................................        292     14,308         --
  Collection of Notes Receivable...........................        977      1,576      1,027
                                                             ---------   --------   --------
          Net Cash Provided By (Used In) Investing
            Activities.....................................   (139,616)     2,819     (2,156)
FINANCING ACTIVITIES:
  Proceeds from Borrowings.................................    150,000      7,000     17,000
  Payments on Borrowings...................................         --     (7,000)   (30,108)
  Debt Issue Costs.........................................     (5,309)        --         --
  Acquisition of Treasury Stock............................       (661)        --     (5,096)
  Proceeds from Exercise of Stock Options..................      2,129         --         --
  Payments for Redemption of Preferred Stock...............       (850)        --         --
  Preferred Stock Dividends................................        (31)    (2,659)    (2,659)
                                                             ---------   --------   --------
          Net Cash Provided By (Used In) Financing
            Activities.....................................    145,278     (2,659)   (20,863)
                                                             ---------   --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................     12,776     15,085        705
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............     26,405     11,320     10,615
                                                             ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  39,181   $ 26,405   $ 11,320
                                                             =========   ========   ========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                             NOTES
                                                                                           RECEIVABLE
                                                                                              FROM
                                                  COMMON STOCK                              OFFICERS
                                                -----------------              RETAINED       FOR
                                                             PAR    PAID-IN    EARNINGS    RESTRICTED   RESTRICTED   TREASURY
                                                 SHARES     VALUE   CAPITAL    (DEFICIT)     STOCK        STOCK       STOCK
                                                ---------   -----   --------   ---------   ----------   ----------   --------
                                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1993..................  4,513,104    $45    $ 99,133    $(26,292)    $(232)       $(103)     $   (57)
  Net Income..................................         --     --          --      6,056         --           --           --
  Treasury Stock Acquired.....................   (427,000)    --          --         --         --           --       (5,096)
  Preferred Stock Dividends Declared..........         --     --          --     (2,659)        --           --           --
  Amortization of Restricted Stock............         --     --          --         --         --           46           --
  Employer Contributions to 401(k) Savings
    Plan......................................      3,343     --           2         --         --           --           38
                                                ---------    ---    --------    --------     -----        -----      -------
BALANCE AT DECEMBER 31, 1994..................  4,089,447     45      99,135    (22,895)      (232)         (57)      (5,115)
                                                =========    ===    ========    ========     =====        =====      =======
  Net Income..................................         --     --          --      5,446         --           --           --
  Preferred Stock Dividends Declared..........         --     --          --     (2,659)        --           --           --
  Amortization of Restricted Stock............         --     --          --         --         --           25           --
  Employer Contributions to 401(k) Savings
    Plan......................................     23,620     --          51         --         --           --          271
                                                ---------    ---    --------    --------     -----        -----      -------
BALANCE AT DECEMBER 31, 1995..................  4,113,067     45      99,186    (20,108)      (232)         (32)     $(4,844)
                                                =========    ===    ========    ========     =====        =====      =======
  Net Income..................................         --     --          --     14,422         --           --           --
  Preferred Stock Conversion..................  2,113,557     21      27,879         --         --           --           --
  Preferred Stock Dividends Declared..........         --     --          --        (31)        --           --           --
  Common Stock Issued in Connection with
    Offshore Rig Acquisitions.................  1,200,000     12      22,203         --         --           --           --
  Restricted Stock Issuance...................      6,750     --         220         --         --         (220)          --
  Acquisition of Treasury Stock...............    (43,000)    --          --         --         --           --         (661)
  Collection of Officers' Notes Receivable....         --     --          --         --         46           --           --
  Amortization of Restricted Stock............         --     --          --         --         --           29           --
  Exercise of Stock Options...................    158,025      2       2,127         --         --           --           --
  Tax Benefit Associated with Exercise of
    Stock Options.............................         --     --       1,603         --         --           --           --
  Employer Contributions to 401(k) Savings
    Plan......................................     18,105     --         295         --         --           --          206
                                                ---------    ---    --------    --------     -----        -----      -------
BALANCE AT DECEMBER 31, 1996..................  7,566,504    $80    $153,513    $(5,717)     $(186)       $(223)     $(5,299)
                                                =========    ===    ========    ========     =====        =====      =======

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Corporate Structure and Principles of Consolidation

     The accompanying consolidated financial statements include the activities and accounts of Cliffs Drilling Company (the "Company"), all wholly-owned subsidiaries of the Company and the Company's Venezuelan activities, which are organized as a foreign branch. The Company uses the equity method to account for affiliates in which it does not have control. All significant intercompany transactions and balances are eliminated in consolidation.

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

  Rig Mobilization Costs

     The Company defers costs of moving a drilling unit to a new area of operation. The deferred mobilization costs are amortized on a straight-line basis over the term of the applicable drilling contract. Unamortized mobilization costs were $24,000 and $338,000 at December 31, 1996 and 1995, respectively.

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

                            CLIFFS DRILLING COMPANY

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

  Impairment of Long-Lived Assets

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The adoption of SFAS No. 121 resulted in a write down of oil and gas properties by $737,000 in 1995 based upon the belief that remaining property reserves would be uneconomic to produce. The impairment loss is included in "Depreciation, Depletion and Amortization" in the Consolidated Statements of Operations.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes are provided on items recognized in different periods for financial and tax reporting purposes. See Note 6 of Notes to Consolidated Financial Statements.

                            CLIFFS DRILLING COMPANY

  Earnings Per Share

     Primary earnings per share computations are based on net income less dividends on the Company's $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock"), divided by the average number of common shares and equivalents outstanding during the respective years. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. The Preferred Stock was not included in the primary earnings per share computation as it was not a common stock equivalent. Fully diluted earnings per share is not presented for any period because it is either anti-dilutive or is not materially different than primary earnings per share.

     The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The Company issued 2,113,557 shares of common stock, $.01 par value ("Common Stock"), upon conversion of the Preferred Stock. See Note 10 of Notes to Consolidated Financial Statements. Primary earnings per share in 1995 would have been $0.88 if the conversions had taken place at the beginning of 1995.

  Stock Options

     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, no compensation expense is recognized for an employee stock option when the exercise price equals the market price of the underlying stock on the date of grant. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided in the statement, the Company elected to continue to measure compensation expense using the guidelines of APB 25 and to include disclosures of net income and earnings per share as if the fair value based method of accounting were utilized. See
Note 9 of Notes to Consolidated Financial Statements.

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

2. NOTES AND OTHER RECEIVABLES, LONG-TERM

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds generated from a proceeds-of-production drilling program for an aggregate sales price of $13,500,000, consisting of $5,000,000 in cash and $8,500,000 in notes. The first note had a face amount of $1,000,000, with interest calculated at the base rate on corporate loans as quoted by the Wall Street Journal, and was repaid in March, 1995. Interest was due and payable semi-annually and commenced June 30, 1993. The second note has a face amount of $7,500,000, bears interest at the base rate on corporate loans as quoted by the Wall Street Journal plus one and one-half percent (1 1/2%), and matures on January 1, 1998. Principal and interest on the $7,500,000 note

                            CLIFFS DRILLING COMPANY
is payable on a monthly basis solely from the proceeds of the oil and gas production payment which secures the note. At December 31, 1996, the remaining note receivable balance was $3,510,000.

3. PROPERTY AND EQUIPMENT

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda. owning the jack-up drilling rig ATENA, four 1,500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil (the "AGP Acquisition"). The purchase price was $28,500,000 in cash.

     On June 19, 1996, Cliffs Drilling 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico and the charterer exercised its option to purchase the unit for $5,392,000, resulting in a gain of $2,684,000. On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the West Indies Drilling Joint Venture (the "WINDJV"), a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited, which owns an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103,800,000 in cash (after reductions of $6,200,000 for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1,200,000 shares of the Company's Common Stock, and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4,250,000 in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company ("Diamond") for $4,500,000. The Company renamed this unit Cliffs Drilling 155, which is currently operating in Venezuela. On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2,850,000, which has been refurbished and is expected to commence operations in Venezuela during the second quarter of 1997.

     During 1995, the Company purchased and renovated a 3000 HP land rig, Cliffs Drilling 54, for $9,101,000. The unit is currently operating in Venezuela on a daywork basis. On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which was attributed to an earthquake in Venezuela in May, 1994. The rig was declared a constructive total loss by the Company's insurance underwriters. The Company received $14,600,000 from its insurance underwriters for damages to the MARQUETTE. The Company has scrapped the rig and salvaged various rig equipment for use on other rigs or to sell. The Company recognized a $2,715,000 pre-tax gain on the disposition of the unit during 1995.

     Interest capitalization associated with rig refurbishments during the year ended December 31, 1996 totaled $730,000.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture among the Company, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A. de C.V., was awarded a contract for one turnkey bid package to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. CNCTI was subsequently awarded 2 turnkey bid packages for 2 wells each in the Bay of Campeche and the Bay of Tampico, Mexico. One and 5 turnkey contracts were completed by CNCTI during the years ended December 31, 1995 and 1994, respectively. The Company's one-third interest in CNCTI is recorded under the equity method. CNCTI

                            CLIFFS DRILLING COMPANY
completed drilling operations in Mexico during 1995. The following information summarizes the unaudited Statements of Operations and Balance Sheets of CNCTI:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1996       1995         1994
                                                          ------    ---------    ---------
                                                                   (IN THOUSANDS)
                                                                    (UNAUDITED)
Revenues................................................    $(10)     $24,052      $66,717
Operating expenses......................................     (18)      26,638       58,338
                                                            ----      -------      -------
  Operating income (loss)...............................       8      (2,586)        8,379
Other, net..............................................     (77)         433       (1,525)
                                                            ----      -------      -------
  Net income (loss).....................................    $(69)    $(2,153)      $ 6,854
                                                            ====      =======      =======

                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1995
                                                              ----    ------
                                                              (IN THOUSANDS)
                                                               (UNAUDITED)
Current assets..............................................  $844    $3,819
Noncurrent assets...........................................    --        16
                                                              ----    ------
  Total assets..............................................  $844    $3,835
                                                              ====    ======
Current liabilities.........................................  $ 34    $2,580
Equity......................................................   810     1,255
                                                              ----    ------
  Total liabilities and equity..............................  $844    $3,835
                                                              ====    ======

5. NOTES PAYABLE

     Long-term debt at December 31, 1996 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $150,000,000. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     On or after May 15, 2000, the Senior Notes are redeemable at the option of the Company, in whole or in part, at a price of 105% of principal if redeemed during the twelve months beginning May 15, 2000, at a price of 102.5% of principal if redeemed during the twelve months beginning May 15, 2001, or at a price of 100% of principal if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date. Notwithstanding the foregoing, the Company may at its option use all or a portion of the proceeds from a public equity offering consummated on or prior to May 15, 1999, to redeem up to $37,500,000 principal amount of the Senior Notes at a redemption price equal to 110% of the principal amount.

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness and are guaranteed by the Company's direct and indirect subsidiaries. The Senior Notes are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility. The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments.

     The Senior Notes had a fair value of $159,525,000 at December 31, 1996, or a 6.35% premium to carrying value, based upon the quoted market price of the debt.

                            CLIFFS DRILLING COMPANY

     The Company executed the Second Restated Credit Agreement with International Nederlanden (U.S.) Capital Corporation, now known as ING (U.S.) Capital Corporation ("ING") during the first quarter of 1994, thereby converting its $10,000,000 working capital credit facility to a $20,000,000 revolving line of credit ("Revolving Credit Facility") subject to certain borrowing base limitations. All advances to the Company from the Revolving Credit Facility bear interest at one-quarter of one percent ( 1/4%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or a referenced average prime rate; or at the adjusted LIBOR rate plus two percent (2%) per annum. The foregoing rates are subject to an increase of one-half percent
( 1/2%) in the event certain financial criteria are not met. The Company is also obligated to pay ING (i) a commitment fee equal to one-half percent ( 1/2%) per annum on the average daily unadvanced portion of the commitments and (ii) a letter of credit fee of two percent (2%) per annum on the average daily undrawn and unexpired amount of each letter of credit during the period that sum remains outstanding.

     On June 27, 1996, the Company and ING modified and amended the $20,000,000 Revolving Credit Facility to, among other things, increase the amount available under such facility to $35,000,000. The Revolving Credit Facility matures on May 31, 1998. At December 31, 1996, the Company had no indebtedness outstanding under the Revolving Credit Facility.

     The Revolving Credit Facility is secured by accounts receivable, rig inventory, equipment, certain oil and gas properties and the stock of certain subsidiaries of the Company. Under the Second Restated Credit Agreement with ING, as amended, the Company is required to comply with various covenants including, but not limited to, the maintenance of various financial ratios, and is restricted from declaring, making or paying any dividends on the Common Stock.

     Availability and borrowings under the Revolving Credit Facility are as follows:

                                                             DECEMBER 31,
                                                          ------------------
                                                           1996       1995
                                                          -------    -------
                                                            (IN THOUSANDS)
Line of credit available................................  $32,583    $19,460
Short-term borrowings outstanding.......................       --         --
Letters of credit outstanding...........................    2,417        540

     Interest payments on all indebtedness amounted to $7,527,000, $198,000 and $919,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

6. INCOME TAXES

     In prior years, the Company incurred net operating losses resulting in tax net operating loss carryforwards which were available to offset taxable income in future years. The Company utilized its net operating loss carryforwards in 1995 and 1996 and at December 31, 1996, the Company had net operating loss carryforwards of $1,407,000 for regular tax purposes and $4,290,000 for alternative minimum tax purposes which expire during the years 1998 through 2009. In addition, the Company has $3,811,000 of foreign tax credit carryforwards at December 31, 1996 which expire during the years 1998 through 2001. For financial reporting purposes, a valuation allowance of $1,589,000 and $2,309,000 at December 31, 1996 and 1995, respectively, is provided to reduce the deferred tax assets related to these tax carryforward and credit items to a level which, more likely than not, will be realized. The valuation allowance was reduced by $720,000 from December 31, 1995 to December 31, 1996 to reflect the expected use of foreign tax credits which were previously reserved as well as the use of tax assets in the reduction of current year liabilities.

                            CLIFFS DRILLING COMPANY

     The Company provided for $6,996,000 of income taxes for the year ended December 31, 1996. This amount is comprised of a current provision of $1,812,000 for U.S. alternative minimum taxes and taxes paid in foreign jurisdictions and deferred income taxes of $5,184,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depreciation................................  $ 7,235    $ 5,434
  Section 461(H) prepaid expenses...........................    2,593         --
  Undistributed earnings of subsidiaries....................      250         --
                                                              -------    -------
          Total deferred tax liabilities....................   10,078      5,434
Deferred tax assets:
  Foreign tax credits.......................................    3,811      2,450
  Minimum tax credits.......................................      641        500
  Accounts receivable reserves..............................      279        279
  Net operating loss carryforwards..........................      492      1,568
  Unused investment tax credits.............................       --        482
  Percentage depletion carryforward.........................      678        678
  Other, net................................................      738        339
                                                              -------    -------
          Total deferred tax assets.........................    6,639      6,296
Valuation allowance for deferred tax assets.................   (1,589)    (2,309)
                                                              -------    -------
  Net deferred tax assets...................................    5,050      3,987
                                                              -------    -------
     Net deferred tax liabilities...........................  $ 5,028    $ 1,447
                                                              =======    =======

     The deferred tax liability balance at December 31, 1996 totaled $5,028,000, net of $1,603,000 related to the tax benefit associated with the exercise of non-qualified stock options during 1996, which is reflected as a component of shareholders' equity.

     For financial reporting purposes, income before income taxes includes the following components:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1996         1995        1994
                                                          ---------    --------    --------
                                                                   (IN THOUSANDS)
Income before income taxes:
  United States.........................................    $   992      $  125      $  807
  Foreign...............................................     20,426       7,727       6,039
                                                            -------      ------      ------
          Total.........................................    $21,418      $7,852      $6,846
                                                            =======      ======      ======

                            CLIFFS DRILLING COMPANY

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
                                                                    (IN THOUSANDS)
Current:
  Federal................................................    $  144      $  100      $   --
  Foreign................................................     1,668         458       1,190
                                                             ------      ------      ------
          Total Current..................................     1,812         558       1,190
Deferred:
  Federal................................................     5,184       1,848        (400)
  Foreign................................................        --          --          --
                                                             ------      ------      ------
          Total Deferred.................................     5,184       1,848        (400)
                                                             ------      ------      ------
                                                             $6,996      $2,406      $  790
                                                             ======      ======      ======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1996       1995        1994
                                                        --------    -------    --------
                                                                (IN THOUSANDS)
Tax at U.S. statutory rates...........................   $ 7,496     $2,748     $ 2,396
Foreign tax provision.................................     1,668        458       1,190
Foreign tax credits available.........................    (1,361)        --      (1,190)
Foreign tax credits available from equity
  investments.........................................        --         --        (537)
Alternative minimum tax provision.....................       144        100          --
Alternative minimum credits available.................      (144)      (100)         --
Percentage depletion available........................        --         --        (506)
Change in valuation allowance.........................      (720)      (368)       (466)
Safe harbor lease termination.........................        --       (897)         --
Other, net............................................       (87)       465         (97)
                                                         -------     ------     -------
          Income tax expense..........................   $ 6,996     $2,406     $   790
                                                         =======     ======     =======

     Income tax payments amounted to $1,854,000, $531,000 and $982,000 for the years ended December 31, 1996, 1995 and 1994.

7. PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150,000,000 of Senior Notes and the issuance of 1,200,000 shares of the Company's Common Stock valued at an average price of $18.51 per share in connection with the Southwestern Rigs acquisition.

     The pro forma financial information is based upon the historical consolidated financial statements of the Company and Southwestern for the years ended December 31, 1996 and 1995. The historical financial statements of Southwestern include the operating results of the Southwestern Rigs during the periods indicated to the date of acquisition, May 23, 1996. However, the financial statements of Southwestern exclude depreciation expense related to the Southwestern Rigs because Southwestern managed, rather than owned, the rigs. The historical results of Southwestern include the results of operations of the rigs that were available for service during the indicated periods. During the year ended December 31, 1995, 40% of the Southwestern Rigs were not available for service as a result of being cold stacked or refurbished.

                            CLIFFS DRILLING COMPANY

     The pro forma financial information for the year ended December 31, 1996 was prepared assuming that the transactions described above were consummated as of January 1, 1995. The pro forma financial information has been prepared based upon assumptions deemed appropriate by the Company and may not be indicative of actual results. The historical results of Southwestern's operations are included with the Company's results beginning May 23, 1996. The unaudited Pro Forma Consolidating Statements of Operations for the year ended December 31, 1995 are included in the Company's current report on Form 8-K dated May 23, 1996.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1996          1995
                                                         ----------    ----------
                                                          (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
                                                               (UNAUDITED)
Revenues...............................................    $147,672      $108,854
Net Income (Loss)......................................      10,273        (7,937)
Net Income (Loss) Per Share............................    $   1.38      $  (2.00)

8. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan ("401(k) Plan"). Under the 401(k) Plan, an employee who has reached age 21 and completed 90 days of service is eligible to participate in the plan through contributions that range in one percent multiples up to 16% of salary, with a 1996 dollar maximum of $9,500. In addition, the Company contributes (or "matches") on behalf of each participant an amount equal to 100% of the portion of each participant's contribution which does not exceed 6% of the participant's annual salary. Employer contributions for certain highly compensated employees may be further limited through the operation of the non-discrimination requirements found in Sections 401(k) and 401(m) of the Internal Revenue Code.

     Employee contributions can be invested in any or all of 6 investment options in multiples of 5%. Employer contributions are invested in the Company's Common Stock. Employee contributions are 100% vested and non-forfeitable. Employer contributions are subject to a graded vesting schedule, with participants becoming fully vested upon completion of five years employment service with the Company. Distributions from the 401(k) Plan are made upon retirement, death, disability or separation of service. Participants may borrow up to one-half ( 1/2) of their vested interest in the plan, limited to a maximum of $50,000. Contributions to the 401(k) Plan and earnings on contributions are not included in a participant's gross income until distributed to the participant. Contributions to the 401(k) Plan by the Company were $413,000, $365,000 and $302,000 for the years 1996, 1995 and 1994, respectively.

9. CAPITAL STOCK

     The Company's Revolving Credit Facility and the indenture governing the Senior Notes of the Company restrict payment of dividends on the Common Stock. Specifically, the indenture restricts the payment of dividends based on (i) availability of funds under a formula based on previously unapplied cumulative net income since April 1, 1996 plus certain stock sale proceeds raised after May 15, 1996 plus $10,000,000, (ii) satisfaction of the then applicable minimum interest coverage ratio for debt incurrence. Cumulative net income for purposes of the test excludes gains or losses on asset sales and certain other non-recurring charges or credits as specified in the indenture. Although the Company was not prohibited from paying cash dividends under the terms of the indenture as of December 31, 1996, management does not intend to declare any cash dividends in the foreseeable future.

     The Company has a 1988 Incentive Equity Plan under which stock options, stock appreciation rights, restricted stock and deferred stock awards for up to 650,000 shares of the Company's Common Stock may be awarded to officers, directors and key employees. The Company's 1988 Incentive Equity Plan is designed to attract and reward key executive personnel.

     Stock options granted pursuant to the 1988 Incentive Equity Plan expire not more than ten years from the date of grant and typically vest over three years, with 50% vesting after one year and 25% vesting in each of the next two

                            CLIFFS DRILLING COMPANY
succeeding years. All of the options granted by the Company were granted at an option price equal to the fair market value of the Common Stock at the date of grant.

     Changes in the number of outstanding options on the Company's Common Stock are summarized as follows:

                                                                       WEIGHTED
                                                     NUMBER OF         AVERAGE
                                                    SHARES UNDER    EXERCISE PRICE
                                                       OPTION        (PER SHARE)
                                                    ------------    --------------
Outstanding Options at December 31, 1993..........     265,700          $13.42
  Granted.........................................       7,500          $12.00
  Canceled........................................     (11,000)         $13.98
                                                      --------
Outstanding Options at December 31, 1994..........     262,200          $13.36
  Canceled........................................      (2,200)         $13.69
                                                      --------
Outstanding Options at December 31, 1995..........     260,000          $13.36
  Granted.........................................     184,000          $27.64
  Exercised.......................................    (158,025)         $13.47
  Canceled........................................        (250)         $12.88
                                                      --------
Outstanding Options at December 31, 1996..........     285,725          $22.49
                                                      ========
Exercisable, December 31,
  1994............................................     215,950          $13.51
  1995............................................     237,625          $13.42
  1996............................................      99,850          $13.20

     At December 31, 1996, the following options were outstanding and exercisable and had the indicated remaining contractual life:

                                              WEIGHTED AVERAGE    REMAINING
  SHARES        SHARES      EXERCISE PRICE     EXERCISE PRICE    CONTRACTUAL
OUTSTANDING   EXERCISABLE     (PER SHARE)       (PER SHARE)         LIFE
-----------   -----------   ---------------   ----------------   -----------
   22,500       22,500      $13.80 - $14.25        $14.14           1 - 4
   75,475       75,475      $12.13 - $13.25        $12.95           5 - 7
  187,750        1,875      $12.00 - $28.00        $27.32          7 - 10
  -------       ------
  285,725       99,850
  =======       ======

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1996     1995
                                                              -----    ----
Weighted Average Risk-Free Interest Rate....................   6.3%    N/A
Dividend Yield..............................................   0.0%    N/A
Weighted Average Stock Price Volatility Factor..............  41.7%    N/A
Expected Life of the Options (Years)........................      4    N/A

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective

                            CLIFFS DRILLING COMPANY
input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The calculated weighted average fair value of options granted during 1996 was $11.33.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected life. This pro forma financial information is calculated in accordance with SFAS 123, but is not likely to be representative of the effects on reported net income in future years. The Company's pro forma information follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1996      1995
                                                              --------    -----
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                   AMOUNT)
Pro Forma Net Income........................................   $13,973     N/A
Pro Forma Net Income Per Share..............................   $  2.02     N/A

     The Company's Board of Directors has awarded restricted stock to the Company's officers and key employees from time to time. One award of 5,000 shares was made in the three-year period ended December 31, 1996. Restrictions on the 1996 award lapse with respect to 33 1/3% of the entire award after one year and after each of the succeeding two years. Expense related to amortization of restricted stock was $29,000, $25,000 and $46,000 for the years 1996, 1995 and 1994, respectively. Deferred compensation expense relative to non-vested shares of restricted stock, measured by the market value of the stock on the date of grant, is being amortized on a straight-line basis over the restriction period. The unamortized deferred compensation expense, which has been deducted from equity in the Consolidated Balance Sheets, amounted to $223,000 and $32,000 at December 31, 1996 and 1995, respectively.

     Effective December 31, 1992, the Company's Board of Directors approved the sale of 17,500 shares of restricted Common Stock to certain key executives. The price paid for the restricted stock was $13.25 per share. The Company extended full recourse, interest-bearing loans to the key executives in the aggregate amount of $232,000. The promissory notes bear interest at seven and one-half percent (7 1/2%) per annum payable quarterly as it accrues on the last day of March, June, September and December until the notes are due on December 31, 1997. Additional shares of deferred stock will be awarded on December 31, 1997 if certain performance criteria are attained by the Company. Compensation expense related to the deferred stock awards will be accrued in future years if it becomes probable the Company performance criteria will be met. No such compensation expense was accrued during the years ended December 31, 1996, 1995 and 1994.

10. REDEEMABLE PREFERRED STOCK

     The Company converted 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The Company issued 2,113,557 shares of Common Stock upon conversion of the Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $881,000. Holders of shares of the Preferred Stock had the option to convert any or all of such shares of Preferred Stock into fully paid and nonassessable shares of Common Stock of the Company prior to the redemption date at a rate of 1.89394 shares of Common Stock for each full share of Preferred Stock. No payment or adjustment was made upon any conversion of shares of Preferred Stock on account of any dividends on the shares surrendered for conversion, and the holder lost any right to payment of dividends on the shares surrendered for conversion. No fractional shares of Common Stock were issued upon conversion but, in lieu thereof, an appropriate amount was paid in cash by the Company based upon the reported last sales price for the shares of Common Stock on the date of conversion. The right of holders of Preferred Stock to convert shares of Preferred Stock into Common Stock terminated on the redemption date.

                            CLIFFS DRILLING COMPANY

11. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its headquarters office, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $856,000, $560,000 and $583,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 1996 for the following five years are $1,022,000, $762,000, $662,000, $177,000 and $8,000, respectively.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

12. BUSINESS SEGMENTS

     During the three years ended December 31, 1996, the Company conducted the following business activities:

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

                            CLIFFS DRILLING COMPANY

                                                                                           DEPRECIATION,
                                                 OPERATING                                   DEPLETION
                                                  INCOME     IDENTIFIABLE     CAPITAL           AND
                                      REVENUES    (LOSS)        ASSETS      EXPENDITURES   AMORTIZATION
                                      --------   ---------   ------------   ------------   -------------
                                                                (IN THOUSANDS)
December 31, 1996
  Daywork Drilling..................  $ 77,882    $23,048      $257,555       $158,650        $ 9,021
  Engineering Services..............    60,517      8,036        42,521             --             32
  MOPU Operations...................     4,329      2,872        35,661          7,719            793
  Oil and Gas.......................     1,156     (3,108)        3,809            350            654
  Corporate Office..................        --     (6,411)           --             --            111
  Eliminations......................   (10,775)        --            --             --           (223)
                                      --------    -------      --------       --------        -------
  Consolidated......................  $133,109    $24,437      $339,546       $166,719        $10,388
                                      ========    =======      ========       ========        =======
December 31, 1995
  Daywork Drilling..................  $ 26,363    $ 2,761      $ 56,639       $ 11,814        $ 4,193
  Engineering Services..............    56,970      2,609        37,302             --             30
  MOPU Operations...................     4,920      2,492        30,017            825          1,360
  Oil and Gas.......................     2,788        541         5,004            798          1,732
  Corporate Office..................        --     (5,387)           --             --             98
  Eliminations......................    (7,752)        --            --             --           (142)
                                      --------    -------      --------       --------        -------
  Consolidated......................  $ 83,289    $ 3,016      $128,962       $ 13,437        $ 7,271
                                      ========    =======      ========       ========        =======
December 31, 1994
  Daywork Drilling..................  $ 32,481    $ 7,100      $ 64,004       $  5,692        $ 6,535
  Engineering Services..............    36,079      3,581        19,195             --             18
  MOPU Operations...................    16,020      4,415        31,854          3,263          4,617
  Oil and Gas.......................     2,470     (1,439)        5,115            146          2,785
  Corporate Office..................        --     (5,184)           --             --             70
  Eliminations......................    (3,357)        (2)           (1)            (1)           (17)
                                      --------    -------      --------       --------        -------
  Consolidated......................  $ 83,693    $ 8,471      $120,167       $  9,100        $14,008
                                      ========    =======      ========       ========        =======

     Intersegment sales were $10,775,000, $7,752,000 and $3,357,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Such intersegment sales were accounted for at prices comparable to unaffiliated customer sales.

     Identifiable assets by industry segment include assets directly identified with those operations. Capital expenditures for the year ending December 31, 1996 include $22,215,000 of non-cash investing activity related to 1,200,000 shares of Common Stock issued in connection with the acquisition of the Southwestern Rigs.

                            CLIFFS DRILLING COMPANY

     The Company derived a significant amount of its revenues from a few customers in each of the three years ended December 31, 1996. The following table summarizes information with respect to these major customers.

                                                                                        % OF
                                                                                    CONSOLIDATED
               CUSTOMER                               REPORTING SEGMENT               REVENUES
               --------                               -----------------             ------------
December 31, 1996
                                           Daywork Drilling and Engineering
  Corpoven, S.A........................    Services                                     31%

December 31, 1995
                                           Daywork Drilling and Engineering
  Corpoven, S.A........................    Services                                     35%
                                           Daywork Drilling and Engineering
  Maraven, S.A.........................    Services                                     19%
  Texaco Exploration &
     Production, Inc. .................    Engineering Services                         12%

December 31, 1994
                                           Daywork Drilling and Engineering
  Corpoven, S.A........................    Services                                     32%
  Maraven, S.A.........................    Daywork Drilling                             18%
  Dresser-Rand.........................    MOPU Operations                              14%
                                           Daywork Drilling and Engineering
  CNCTI................................    Services                                     14%

     The Company settled its take-or-pay litigation with Columbia Gas Transmission Corp., a subsidiary of Columbia Gas System Inc. ("Columbia Gas") during 1995. The Company received $1,377,000 related to the settlement, which is included in oil and gas revenues.

                            CLIFFS DRILLING COMPANY

13. DISTRIBUTION OF EARNINGS AND ASSETS

     The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area.

                                                    UNITED      SOUTH
                                                    STATES     AMERICA     OTHER      TOTAL
                                                   --------    -------    -------    --------
                                                                 (IN THOUSANDS)
December 31, 1996
  Revenues.......................................  $ 59,961    $64,413    $ 8,735    $133,109
                                                   ========    =======    =======    ========
  Operating Income...............................  $  6,874    $19,499    $ 4,364    $ 30,737
                                                   ========    =======    =======
     Corporate Overhead..........................                                      (6,300)
                                                                                     --------
                                                                                     $ 24,437
                                                                                     ========
  Identifiable Assets at December 31, 1996.......  $220,520    $79,628    $39,398    $339,546
                                                   ========    =======    =======    ========

December 31, 1995
  Revenues.......................................  $ 30,783    $51,930    $   576    $ 83,289
                                                   ========    =======    =======    ========
  Operating Income...............................  $  2,178    $ 6,081    $    46    $  8,305
                                                   ========    =======    =======
     Corporate Overhead..........................                                      (5,289)
                                                                                     --------
                                                                                     $  3,016
                                                                                     ========
  Identifiable Assets at December 31, 1995.......  $ 82,934    $45,434    $   594    $128,962
                                                   ========    =======    =======    ========

December 31, 1994
  Revenues.......................................  $ 18,092    $53,816    $11,785    $ 83,693
                                                   ========    =======    =======    ========
  Operating Income...............................  $  1,523    $ 4,417    $ 7,645    $ 13,585
                                                   ========    =======    =======
     Corporate Overhead..........................                                      (5,114)
                                                                                     --------
                                                                                     $  8,471
                                                                                     ========
  Identifiable Assets at December 31, 1994.......  $ 55,034    $53,623    $11,510    $120,167
                                                   ========    =======    =======    ========

                            CLIFFS DRILLING COMPANY

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                             (UNAUDITED)
                                                        FOR THE QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        ---------    --------    -------------    ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996:
Revenues..............................   $29,078     $13,778        $43,497         $46,756(1)
Operating Income......................     4,331       2,461          9,585           8,060(1)
Net Income............................     3,700       1,985          4,309           4,428(1)
Net Income Applicable to Common and
  Common Equivalent Shares............     3,669       1,985          4,309           4,428(1)
Net Income per Share:
  Primary.............................   $  0.62     $  0.29        $  0.57         $  0.58(1)

1995:
Revenues..............................   $14,282     $13,953        $20,036         $35,018(2)
Operating Income (Loss)...............     1,418      (1,010)           917           1,691(2)(3)
Net Income (Loss).....................     1,120        (785)         1,646           3,465(2)(3)
Net Income (Loss) Applicable to Common
  and Common Equivalent Shares........       455      (1,450)           981           2,801(2)(3)
Net Income (Loss) per Share:
  Primary.............................   $  0.11     $ (0.35)       $  0.24         $  0.68(2)(3)
  Assuming Full Dilution..............   $  0.11     $ (0.35)       $  0.24         $  0.55(2)(3)

---------------

(1) During the second quarter of 1996, the Company did not complete any turnkey wells in its Engineering Services division. Fourth quarter 1996 results include $2,941,000 in costs associated with an unsuccessful well drilled by the Company's oil and gas business segment.

(2) Fourth quarter 1995 results include oil and gas revenues of $1,377,000 related to the Columbia Gas settlement.

(3) Fourth quarter 1995 results include net exchange rate gains of $1,169,000, net gains on disposition of assets of $2,713,000, primarily related to the constructive total loss of the jack-up drilling rig MARQUETTE and impairment expenses of $737,000 related to oil and gas property write-downs.

                                                                     SCHEDULE II

                            CLIFFS DRILLING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)
================================================================================

                                                        BALANCE    CHARGED
                                                          AT       TO COSTS                BALANCE
                                                       BEGINNING     AND                   AT END
                                                        OF YEAR    EXPENSES   DEDUCTIONS   OF YEAR
                                                       ---------   --------   ----------   -------
--------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
  1996...............................................    $797        $ --       $  --       $797
                                                         ====        ====       =====       ====
  1995...............................................    $408        $400       $ (11)      $797
                                                         ====        ====       =====       ====
  1994...............................................    $697        $200       $(489)      $408
                                                         ====        ====       =====       ====

                                 EXHIBIT INDEX

          2.1            -- Reorganization and Distribution Agreement dated as of
                            June 8, 1988 among Cleveland- Cliffs Inc ("Cleveland"),
                            The Cleveland-Cliffs Iron Company, Cliffs Drilling
                            Company, now Cliffs Resources, Inc. ("Predecessor"),
                            Cliffs Exploration Company, now Cliffs Oil and Gas
                            Company ("COGC"), Cliffs Drilling International, Inc.
                            ("International") and New Cliffs Drilling Company, now
                            Cliffs Drilling Company, the Registrant (the "Company")
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
          2.2            -- Acquisition Agreement dated as of May 13, 1996 by and
                            among Southwestern Offshore Corporation, Viking Supply
                            Ships A.S., Ocean Master III Inc., Production Partner
                            Inc., Trivium Investments Limited, Helge Ringdal and the
                            Company, Cliffs Drilling Asset Acquisition Company and
                            Cliffs Drilling Merger Company (incorporated by reference
                            to Exhibit 2.2 to the Company's Current Report on Form
                            8-K filed June 6, 1996).
         *2.3            -- Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA.,
                            Construtora Andrade Gutierrez S.A., Andrade Gutierrez
                            Perfuracao LTDA., Driltech Inc. and the Company.
         *2.3.1          -- Amendment No. 1 dated as of January 24, 1997 to Stock
                            Purchase Agreement dated as of December 6, 1996 by and
                            among Delavney-Gestao E Consultadoria LDA., Construtora
                            Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao
                            LTDA., Driltech Inc. and the Company.
          3.1            -- Certificate of Incorporation of the Company, as amended
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
          3.2            -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-1, No. 33-23508, filed under the Securities Act).
          4.1            -- Certificate of Incorporation of the Company (included as
                            Exhibit 3.1).
          4.2            -- By-Laws of the Company (included as Exhibit 3.2).
          4.3            -- Certificate of Designations of the Company's $2.3125
                            Convertible Exchangeable Preferred Stock (incorporated by
                            reference to Exhibit 4.3 to the Company's Form 10-K for
                            the fiscal year ended December 31, 1988).
          4.3.1          -- Form of Notice of Redemption for the Holders of the
                            Company's $2.3125 Convertible Exchangeable Preferred
                            Stock (incorporated by reference to Exhibit 99.2 to the
                            Company's Form 8-K filed December 22, 1995).
          4.4            -- Form of Indenture between the Company and MTrust Corp.,
                            N.A., as Trustee, relating to the Company's 9 1/4%
                            Convertible Subordinated Debentures due 2013
                            (incorporated by reference to Exhibit 4.6 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
          4.5            -- Specimen form of 9 1/4% Convertible Subordinated
                            Debenture due 2013 (incorporated by reference to pages 13
                            to 20 of Exhibit 4.6 to the Company's Registration
                            Statement on Form S-1, No. 33-23508, filed under the
                            Securities Act).
          4.6            -- Indenture dated as of May 15, 1996 among the Company, as issuer, Cliffs Drilling Asset Acquisition Company, Cliffs
                            Drilling Merger Company, International and COGC, as
                            subsidiary guarantors, and Fleet National Bank, as
                            trustee (incorporated by reference to Exhibit 4.3 to the
                            Company's Current Report on Form 8-K filed June 6, 1996).

          4.6.1          -- Supplemental Indenture dated as of July 11, 1996 among
                            the Company, as issuer, Southwestern Offshore Corporation
                            (f/k/a Cliffs Drilling Asset Acquisition Company), Cliffs
                            Drilling Merger Company, International, COGC and DRL,
                            Inc., as subsidiary guarantors, and Fleet National Bank,
                            as trustee (incorporated by reference to Exhibit 4.3.1 to
                            the Company's Registration Statement on Form S-4, No.
                            333-08273 filed July 17, 1996).
         *4.6.2          -- Second Supplemental Indenture dated as of January 24,
                            1997 among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, International,
                            COGC, DRL, Inc. and Greenbay Drilling Company Ltd., as
                            subsidiary guarantors, and Fleet National Bank, as
                            trustee.
          4.7            -- Registration Rights Agreement dated as of May 23, 1996 by and among the Company, Cliffs Drilling Acquisition
                            Company, Cliffs Drilling Merger Company, International
                            and COGC, Jefferies & Company, Inc. and ING Baring (U.S.)
                            Securities, Inc. (incorporated by reference to Exhibit
                            4.4 to the Company's Current Report on Form 8-K filed
                            June 6, 1996).
          4.8            -- Registration Rights Agreement dated as of May 23, 1996 by and among the Company, Viking Supply Ships A.S. and
                            Production Partner Inc. (incorporated by reference to
                            Exhibit 4.5 to the Company's Current Report on Form 8-K
                            filed June 6, 1996).
         10.1            -- Reorganization and Distribution Agreement dated as of
                            June 8, 1988 (incorporated by reference to Exhibit 2.1 to
                            the Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.2            -- Tax Sharing Agreement dated as of June 21, 1988 between
                            Cleveland, Predecessor, COGC, International and the
                            Company (incorporated by reference to Exhibit 10.2 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.3            -- Benefits Agreement dated as of June 21, 1988 between
                            Cleveland, Predecessor and the Company (incorporated by
                            reference to Exhibit 10.3 to the Company's Registration
                            Statement on Form S-1, No. 33-23508, filed under the
                            Securities Act).
         10.4            -- Drilling Agreement dated January 17, 1986 between
                            Predecessor and TransAmerican Natural Gas Corporation,
                            Debtor and Debtor-in-Possession and Certain of its
                            Affiliates (incorporated by reference to Exhibit 10.4 to
                            the Company's Registration Statement on Form 10, File No.
                            0-16703).
         10.5            -- Agreement dated April 28, 1987, as amended by Additional
                            Agreements dated August 26, 1987, and February 12, 1988,
                            between Predecessor and Neddrill Nederland B.V.
                            (incorporated by reference to Exhibit 10.7 in the
                            Company's Registration Statement on Form 10, File No.
                            0-16703).
         10.6            -- Agreement dated June 1, 1990, between International and
                            Neddrill Turnkey Drilling B.V. (incorporated by reference
                            to Exhibit 10.7.3 to the Company's Form 10-K for the
                            fiscal year ended December 31, 1990).
         10.7            -- Cliffs Drilling Company 1988 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.7.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.1 to the Company's Form 10-K
                            for the fiscal year ended December 31, 1993).
         10.7.2          -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.2 to the Company's Form 10-K
                            for the fiscal year ended December 31, 1993).


        *10.7.3          -- Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan.
         10.8            -- Cliffs Drilling Company Incentive Bonus Plan
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.9            -- Cliffs Drilling Company Retention Plan for Salaried
                            Employees (incorporated by reference to Exhibit 10.10 to
                            the Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.9.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.1 to the
                            Company's Form 10-K for the fiscal year ended December
                            31, 1993).
         10.9.2          -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.2 to the
                            Company's Form 10-K for the fiscal year ended December
                            31, 1993).
         10.10           -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.11 to the Company's Registration Statement on
                            Form S-1, No. 33-23508, filed under the Securities Act).
         10.11           -- Form of Restricted Stock Award Agreement entered into
                            between the Company and certain key executive officers
                            (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.11.1         -- Form of Restricted Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.10.1 to the Company's Form 10-K for the
                            fiscal year ended December 31, 1992).
         10.11.2         -- Form of Deferred Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.11.2 to the Company's Form 10-K for the
                            fiscal year ended December 31, 1993).
         10.12           -- Exploration and Development Agreement dated as of May 25,
                            1988 among the Company, Mosbacher Offshore, Inc. and COGC
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.12.1         -- Letter Agreement dated February 15, 1991 extending
                            Exploration and Development Agreement (incorporated by
                            reference to Exhibit 10.13.1 to the Company's Form 10-K
                            for the fiscal year ended December 31, 1990).
         10.13           -- Second Restated Credit Agreement dated as of March 28,
                            1994 by and among the Company, COGC, International and
                            Internationale Nederlanden (U.S.) Capital Corporation,
                            now ING (U.S.) Capital Corporation ("ING") (incorporated
                            by reference to Exhibit 10.14.1 to the Company's Form
                            10-Q for the fiscal quarter ended March 31, 1994).
         10.13.1         -- First Amendment to Second Restated Credit Agreement dated as of May 17, 1994, by and among the Company, COGC,
                            International and ING (incorporated by reference to
                            Exhibit 10.13.1 to the Company's Form 10-K for the fiscal
                            year ended December 31, 1994).
         10.13.2         -- Second Amendment to Second Restated Credit Agreement
                            dated as of September 26, 1995, by and among the Company,
                            COGC, International and ING (incorporated by reference to
                            Exhibit 10.13.2 to the Company's Form 10-K for the fiscal
                            year ended December 31, 1995).


         10.13.3         -- Third Amendment to Second Restated Credit Agreement dated as of December 19, 1995, by and among the Company, COGC,
                            International and ING (incorporated by reference to
                            Exhibit 10.13.3 to the Company's Form 10-K for the fiscal
                            year ended December 31, 1995).
         10.13.4         -- Fourth Amendment to Second Restated Credit Agreement
                            dated as of June 27, 1996, by and among the Company,
                            COGC, International, Southwestern Offshore Corporation,
                            DRL, Inc. and ING (incorporated by reference to Exhibit
                            10.13.3 to the Company's Form 10-Q for the fiscal quarter
                            ended June 30, 1996).
         10.14           -- Cliffs Neddrill Central Turnkey International Joint
                            Venture Agreement dated December 15, 1992, by and among
                            International, Neddrill Turnkey Drilling B.V. and
                            Perforadora Central S.A. de C.V. (incorporated by
                            reference to Exhibit 10.22 to the Company's Form 10-K for
                            the fiscal year ended December 31, 1992).
         10.15           -- Asset Purchase and Sale Agreement dated March 30, 1993, between the Company, as seller, and Cerrito Investment
                            Corporation (incorporated by reference to Exhibit 10.23
                            to the Company's Form 10-Q for the fiscal quarter ended
                            March 31, 1993).
         10.16           -- Form of Executive Agreement dated as of July 20, 1994
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Form 10-Q for the fiscal quarter ended June 30,
                            1994).
         10.17           -- Acquisition Agreement dated as of May 13, 1996 (included as Exhibit 2.2).
         10.18           -- Stock Purchase Agreement dated as of December 6, 1996
                            (included as Exhibit 2.3).
         10.18.1         -- Amendment No. 1 dated as of January 24, 1997 to Stock
                            Purchase Agreement dated December 6, 1996 (included as
                            Exhibit 2.3.1).
         10.19           -- Indenture dated as of May 15, 1996 (included as Exhibit
                            4.6).
         10.19.1         -- Supplemental Indenture dated as of July 11, 1996
                            (included as Exhibit 4.6.1).
         10.19.2         -- Second Supplemental Indenture dated as of January 24,
                            1997 (included as Exhibit 4.6.2).
        *21.1            -- Subsidiaries of the Registrant.
        *23.1            -- Consent of Ernst & Young LLP.
        *23.2            -- Consent of Huddleston & Co., Inc.
        *27              -- Financial Data Schedule.
         99.1            -- Joint Venture Agreement dated as of April 18, 1996
                            between Well Services (Marine) Limited and Viking
                            Trinidad Limited, as Partners, and Well Services (Marine)
                            Limited, as Operator, establishing the West Indies
                            Drilling Joint Venture (incorporated by reference to
                            Exhibit 99.1 to the Company's Current Report on Form 8-K
                            filed June 6, 1996).
         99.1.1          -- First Amendment dated effective as of April 1, 1996 to
                            Joint Venture Agreement between Well Services (Marine)
                            Limited and Viking Trinidad Limited, as Partners, and
                            Well Services (Marine) Limited, as Operator (incorporated
                            by reference to Exhibit 99.1.1 to the Company's Current
                            Report on Form 8-K filed June 6, 1996).


---------------

* Filed herewith

     All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.