Form 10-Q
period 1997-03-31
CLIFFS DRILLING CO
filed 1997-05-08
CIK 831964

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Yes  X      No
   -----      ------

   Number of shares of Common Stock outstanding as of May 7, 1997: 7,573,332


                       (Exhibit Index Located on Page 15)



================================================================================

                            CLIFFS DRILLING COMPANY
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS.

Consolidated Statements of Operations (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three Months Ended March 31, 1997 and 1996...............................3

Consolidated Balance Sheets -
       CLIFFS DRILLING COMPANY
       March 31, 1997 (Unaudited) and December 31, 1996.........................4

     Consolidated Statements of Cash Flows (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three Months Ended March 31, 1997 and 1996...............................5

Notes to Interim Consolidated Financial Statements (Unaudited)..................6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...............................8



PART II - OTHER INFORMATION

   ITEM 2.    CHANGES IN SECURITIES............................................13

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................13

SIGNATURES.....................................................................14

EXHIBIT INDEX..................................................................15

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                Three Months
                                                                               Ended March 31,
                                                                             --------------------
                                                                              1997         1996
                                                                             --------    --------
                                                                             (In thousands, except
                                                                              per share amounts)
REVENUES:
     Revenues ............................................................   $ 60,283    $ 29,061
     Income from Equity Investments ......................................        593          17
                                                                             --------    --------
                                                                               60,876      29,078
COSTS AND EXPENSES:
     Operating Expenses ..................................................     40,520      21,846
     Depreciation, Depletion and Amortization ............................      3,876       1,503
     General and Administrative Expense ..................................      1,904       1,398
                                                                             --------    --------
                                                                               46,300      24,747
                                                                             --------    --------

OPERATING INCOME .........................................................     14,576       4,331

OTHER INCOME (EXPENSE):
     Loss on Disposition of Assets .......................................       (103)        (23)
     Interest Income .....................................................        368         360
     Interest Expense ....................................................     (3,977)        (26)
     Exchange Rate Gain ..................................................         80       1,133
     Other, net ..........................................................       (240)        (83)
                                                                             --------    --------
INCOME BEFORE INCOME TAXES ...............................................     10,704       5,692
INCOME TAX EXPENSE .......................................................      3,746       1,992
                                                                             --------    --------
NET INCOME ...............................................................      6,958       3,700
DIVIDENDS APPLICABLE TO PREFERRED STOCK ..................................       --           (31)
                                                                             --------    --------
NET INCOME APPLICABLE TO COMMON AND
     COMMON EQUIVALENT SHARES ............................................   $  6,958    $  3,669
                                                                             ========    ========

NET INCOME PER SHARE .....................................................   $   0.90    $   0.62
                                                                             ========    ========


WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING      7,689       5,876
                                                                             ========    ========





     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  1997          1996
                                                                                ---------    ---------
                                                                               (UNAUDITED)
                        ASSETS                                                     (In thousands)
CURRENT ASSETS:
    Cash and Cash Equivalents ...............................................   $  14,926    $  39,181
    Accounts Receivable, net of allowance for doubtful accounts of
        $797 at March 31, 1997 and December 31, 1996, respectively ..........      39,569       28,866
    Notes and Other Receivables, Current ....................................       3,913        4,922
    Inventories .............................................................       5,653        5,807
    Drilling Contracts in Progress ..........................................       4,096       17,669
    Prepaid Insurance .......................................................       4,441        7,408
    Other Prepaid Expenses ..................................................       6,627        6,349
                                                                                ---------    ---------
          Total Current Assets ..............................................      79,225      110,202

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment ..............................................     330,721      283,223
    Other ...................................................................      14,880       16,530
                                                                                ---------    ---------
                                                                                  345,601      299,753
    Less:  Accumulated Depreciation, Depletion and Amortization .............     (84,857)     (83,279)
                                                                                ---------    ---------
          Net Property and Equipment ........................................     260,744      216,474

NOTES AND OTHER RECEIVABLES, LONG-TERM ......................................       3,155        3,510
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES ....................       5,027        4,434
DEFERRED CHARGES AND OTHER ..................................................       4,660        4,926
                                                                                =========    =========
          TOTAL ASSETS ......................................................   $ 352,811    $ 339,546
                                                                                =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ........................................................   $  24,467    $  30,545
    Accrued Interest ........................................................       5,847        2,007
    Other Accrued Expenses ..................................................      14,105        9,429
                                                                                ---------    ---------
          Total Current Liabilities .........................................      44,419       41,981

10.25% SENIOR NOTES .........................................................     150,000      150,000
DEFERRED INCOME TAXES .......................................................       8,629        5,028
DEFERRED INCOME AND OTHER ...................................................         358          369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,003,436 and
      7,996,436 shares issued and 7,576,273 and 7,566,504 shares outstanding
      at March 31, 1997 and December 31, 1996, respectively .................          80           80
    Paid-in Capital .........................................................     153,737      153,513
    Retained Earnings (Deficit) .............................................       1,241       (5,717)
    Less:  Notes Receivable from Officers for Restricted Stock ..............        (186)        (186)
          Restricted Stock ..................................................        (200)        (223)
          Treasury Stock, at cost, 427,163 and 429,932 shares at March 31,
             1997 and December 31, 1996, respectively .......................      (5,267)      (5,299)
                                                                                ---------    ---------
          Total Shareholders' Equity ........................................     149,405      142,168
                                                                                =========    =========
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................   $ 352,811    $ 339,546
                                                                                =========    =========

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                      --------------------
                                                                                        1997        1996
                                                                                      --------    --------
                                                                                         (In thousands)
OPERATING ACTIVITIES:
    Net Income ....................................................................   $  6,958    $  3,700
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES:
       Depreciation, Depletion and Amortization ...................................      3,876       1,503
       Deferred Income Tax Expense ................................................      3,601       1,992
       Mobilization Expense Amortization ..........................................         25         130
       Loss on Disposition of Assets ..............................................        103          23
       Amortization of Debt Issue Costs ...........................................        187        --
       Other ......................................................................        100         (59)
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
           Accounts Receivable ....................................................     (9,694)    (10,258)
           Inventories ............................................................        154        (679)
           Drilling Contracts in Progress .........................................     13,573       8,072
           Prepaid Insurance and Other Prepaid Expenses ...........................      2,664        (744)
           Investments in and Advances to Unconsolidated Affiliates ...............       (593)        (17)
           Accounts Payable and Other Accrued Expenses ............................      2,438      (4,516)
                                                                                      --------    --------
                  Net Cash Provided By (Used In) Operating Activities .............     23,392        (853)
INVESTING ACTIVITIES:
    Capital Expenditures ..........................................................    (19,877)     (2,810)
    Acquisition of Rigs and Related Equipment .....................................    (28,500)       --
    Proceeds from Sale of Property and Equipment ..................................        279         227
    Insurance Proceeds from Loss of Rig and Related Equipment .....................       --           292
    Collection of Notes Receivable ................................................        355         217
                                                                                      --------    --------
                  Net Cash Used In Investing Activities ...........................    (47,743)     (2,074)
FINANCING ACTIVITIES:
    Acquisition of Treasury Stock .................................................       --          (661)
    Proceeds from Exercise of Stock Options .......................................         96        --
    Payments for Redemption of Preferred Stock ....................................       --          (850)
    Preferred Stock Dividends .....................................................       --           (31)
                                                                                      --------    --------
                  Net Cash Provided By (Used In) Financing Activities .............         96      (1,542)
                                                                                      --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........................................    (24,255)     (4,469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................     39,181      26,405
                                                                                      ========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................   $ 14,926    $ 21,936
                                                                                      ========    ========

     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

     The Company issued 2,113,557 shares of common stock, $.01 par value ("Common Stock"), upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million.

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS No. 128, primary earnings per share computed in accordance with APB Opinion No. 15 will be replaced with a new simpler calculation called basic earnings per share. Basic earnings per share will exclude the dilutive effect of stock options. The impact is expected to result in an increase in earnings per share for the three months ended March 31, 1997 of $0.01 per share, with no impact on the three months ended March 31, 1996. The impact of SFAS No. 128 on the calculation of diluted earnings per share for these quarters is not expected to be material.

3.   ACQUISITIONS AND FINANCING

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the West Indies Drilling Joint Venture, a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited, which owns an additional jack-up drilling rig (the "WINDJV"), and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation, a Delaware corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of the Company's Common Stock and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company ("Diamond") for $4.5 million. The Company renamed this unit Cliffs Drilling 155. On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million which has been refurbished and is expected to commence operations during the second quarter of 1997 in Venezuela.

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda. owning the jack-up drilling rig ATENA, four 1,500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil (the "AGP Acquisition"). The purchase price was $28.5 million in cash.

4.   PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150.0 million of Senior Notes and the issuance of 1.2 million shares of the Company's Common Stock valued at an average price of $18.51 per share in connection with the Southwestern Rigs acquisition.

     The pro forma financial information is based upon the historical consolidated financial statements of the Company and Southwestern for the three months ended March 31, 1996. The historical results of Southwestern include the results of operations of the rigs that were available for service during the indicated periods.

     The pro forma financial information for the three months ended March 31, 1996 was prepared assuming that the transactions described above were consummated as of January 1, 1996. The pro forma financial information has been prepared based upon assumptions deemed appropriate by the Company and may not be indicative of actual results. The historical results of Southwestern's operations are included with the Company's results beginning May 23, 1996.

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1996
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
                                                                   (UNAUDITED)
Revenues.........................................................  $    38,504
Net Income.......................................................        1,662
Net Income Per Share ............................................  $      0.23

5.   CHANGE IN PRESENTATION

     Certain financial statement items have been reclassified in the prior year to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under the captions "General" and "Liquidity and Capital Resources" within this item and elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

     The Company recognized net income of $7.0 million during the first quarter of 1997 compared to net income of $3.7 million in the first quarter of 1996. Revenues increased $31.8 million and operating income increased $10.2 million in the same period. These increases were partially offset by $4.0 million of increased interest expense associated with debt acquired to finance various rig acquisitions. Improved operating results from the Company's daywork drilling business segment contributed to the increases in revenues and operating income.

                                                                INCREASE
                                          1997        1996     (DECREASE)
                                        --------    --------    --------
                                                   (UNAUDITED)
                                                  (IN THOUSANDS)
   Revenues:
       Daywork Drilling .............   $ 34,144    $  6,913    $ 27,231
       Engineering Services .........     26,701      23,694       3,007
       MOPU Operations ..............      1,592         992         600
       Oil and Gas ..................        169         399        (230)
       Eliminations .................     (1,730)     (2,920)      1,190
                                        --------    --------    --------
           Consolidated .............   $ 60,876    $ 29,078    $ 31,798
                                        ========    ========    ========

   Operating Income (Loss):
       Daywork Drilling .............   $ 14,217    $    737    $ 13,480
       Engineering Services .........      1,582       4,229      (2,647)
       MOPU Operations ..............        721         679          42
       Oil and Gas ..................          5         130        (125)
       Corporate Office .............     (1,949)     (1,424)       (525)
       Eliminations .................       --           (20)         20
                                        --------    --------    --------
           Consolidated .............   $ 14,576    $  4,331    $ 10,245
                                        ========    ========    ========

Daywork Drilling

     Daywork drilling revenues increased $27.2 million and operating income increased $13.5 million in the first quarter of 1997 compared to the first quarter of 1996. Of the $13.5 million increase in operating income, $9.2 million was generated from 10 of 11 jack-up drilling rigs acquired in May, 1996 and one jack-up drilling rig acquired in January, 1997. Operating income also increased due to improved dayrates for the Company's jack-up drilling rigs and land rigs. Cliffs Drilling 201 operated as a drilling rig in Mexico at higher dayrates during the first quarter of 1997, while it operated as a workover rig in the U.S. Gulf of Mexico during the same period in 1996.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. In addition, on May 10, 1996, the Company acquired a jack-up drilling rig from Diamond and renamed it Cliffs Drilling 155. Seven of the 11 acquired jack-up drilling rigs are currently operating in the Gulf of Mexico and one jack-up rig is operating in each of Venezuela, Qatar and Trinidad. The other jack-up rig acquired in May, 1996 commenced refurbishment activities during the fourth quarter of 1996 and is expected to begin operations late in the second quarter of 1997. Shipyard or material delays and other events could potentially extend the refurbishment period and delay the Company's ability to earn income from the drilling rig.

     On September 30, 1996, the Company acquired an additional land rig for $2.9 million. The Company has refurbished the drilling rig, mobilized the unit to Venezuela and expects to commence operations during the second quarter of 1997.

     On January 24, 1997, the Company completed the AGP Acquisition which included one jack-up drilling rig and 4 land rigs for a purchase price of $28.5 million in cash. The jack-up rig ATENA, renamed Cliffs Drilling 156, is currently operating in Venezuela. The Company is currently refurbishing one of the 4 land drilling rigs and expects to refurbish at least one additional unit for operations in Venezuela during 1997. See "Liquidity and Capital Resources."

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                            INCREASE
                                   1997         1996       (DECREASE)
                                 ---------    ---------    ---------
                                            (IN THOUSANDS)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International ...........   $   8,728    $   1,596    $   7,132
     Domestic ................      16,510         --         16,510
   Land Rigs .................       6,102        4,885        1,217
   Other (2) .................       2,804          432        2,372
                                 ---------    ---------    ---------
         Total ...............   $  34,144    $   6,913    $  27,231
                                 =========    =========    =========

Average Rig Utilization (3):
   Jack-up Rigs:
     International ...........          99%          71%
     Domestic ................          99%         N/A
   Land Rigs .................         100%         100%

Average Dayrates (4):
   Jack-up Rigs:
     International ...........   $  26,100    $  22,607
     Domestic ................      26,351          N/A
   Land Rigs .................      10,907        8,947

------------------

(1)  Includes revenues earned from affiliates.

(2) Includes Cliffs Drilling 201, which was bareboat chartered to a 50% owned joint venture for use as a drilling rig during the first quarter of 1997 and as a workover rig to a third party during the same period in 1996, WINDJV operations during the first quarter of 1997 and 2 labor maintenance contracts.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues less non-recurring revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $3.0 million in the first quarter of 1997 compared to the first quarter of 1996 while operating income decreased $2.6 million during the same period. The Company completed 3 turnkey contracts in the first quarter of 1997 compared to 4 turnkey contracts in the first quarter of 1996. One of the 3 contracts completed during the first quarter of 1997 incurred losses which adversely affected reported margins. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins.

     In February, 1997, the Company was awarded a contract to drill 12 turnkey wells for Corpoven, S.A. in Venezuela. Total expected revenues for the 12 wells are approximately $91.1 million. The wells are expected to be drilled during the period from February, 1997 to September, 1998.

     At March 31, 1997, the Company had 3 turnkey wells in progress in Venezuela.

MOPU Operations

     MOPU revenues increased $.6 million and operating income increased slightly in the first quarter of 1997 compared to the first quarter of 1996. The increases in revenues and operating income were primarily due to operations associated with the LANGLEY and another MOPU, neither of which operated during the first quarter of 1996, offset in part by the loss of income from Cliffs Drilling 11 which was sold during the second quarter of 1996.

    The Company currently owns 5 MOPUs. All of the units are under contract and 4 are currently operating. The other MOPU is expected to commence operations during the second quarter of 1997.

Oil and Gas

     Oil and gas revenues decreased $.2 million and operating income decreased $.1 million in the first quarter of 1997 compared to the first quarter of 1996, primarily due to decreased production volumes. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1997.

Corporate Overhead

     Corporate overhead increased $.5 million in the first quarter of 1997 compared to the first quarter of 1996, primarily due to increased costs associated with the Southwestern operations and an increase in employment related costs.

Other Income (Expense) and Income Taxes

     The Company recognized $7.6 million of other expense, including income taxes, during the first quarter of 1997 compared to $.6 million of other expense during the same period in 1996. The net change resulted primarily from a $4.0 million increase in interest expense associated with the Senior Notes, an increase in income taxes of $1.8 million and a decrease in exchange rate gains of $1.1 million. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $24.3 million from $39.2 million at December 31, 1996 to $14.9 million at March 31, 1997. The decrease resulted from $47.8 million used in investing activities, offset in part by $23.4 million provided by operating activities and $.1 million provided by financing activities.

Operating Activities

     Net cash of $23.4 million provided by operating activities included $8.5 million provided by working capital and other activities. "Accounts Receivable" increased from December 31, 1996 to March 31, 1997 due primarily to the timing of cash receipts related to U.S. Gulf of Mexico and Venezuela daywork operations. "Drilling Contracts in Progress" and "Accounts Payable" decreased due to the completion of the 3 turnkey contracts that were in progress at December 31, 1996. "Other Accrued Expenses" increased primarily due to various refurbishment projects in progress at March 31, 1997.

Investing Activities

     Net cash of $47.8 million used in investing activities included $28.5 million used to fund the AGP Acquisition which closed during January, 1997 and $19.9 million spent on upgrade and renovation activities on other drilling rigs and MOPUs.

     The Company has capital expenditure requirements totaling approximately $29 million during the remainder of 1997. Of this total, approximately $9 million relates to projects commenced in 1996 which will complete in 1997, $6 million relates to refurbishment of the land rigs obtained in the AGP Acquisition, $3 million relates to upgrades which will be funded by customers through improved dayrates or contract terms and approximately $11 million relates to other capital expenditures, including drill pipe. The Company intends to fund these capital expenditure requirements with available cash, internally-generated cash flow and amounts currently available under its Revolving Credit Facility.

Financing Activities

     In conjunction with the acquisition of the Southwestern Rigs, the Company issued the Senior Notes in the aggregate principal amount of $150.0 million. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company. The Senior Notes are not redeemable at the option of the Company prior to May 15, 2000. The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness, and are guaranteed by the Company's principal subsidiaries. The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, create liens, sell assets and make dividends or other payments.

     On June 27, 1996, the Company and ING (U.S.) Capital Corporation ("ING") modified and amended the Company's $20 million Revolving Credit Facility to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May 31, 1998. At March 31, 1997, the Company had no indebtedness outstanding under the Revolving Credit Facility.

     On January 17, 1996, the Company issued 2,113,557 shares of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

     Cash of $.1 million was provided from exercises of stock options by employees.

Exchange Rate Gains and Losses

     Approximately 38% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first quarter of 1997. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996; however, the Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar occurred at that date, which subjected the Company to exchange rate losses on its net monetary assets. Foreign currency exchange rate losses of $1.2 million incurred during 1996 offset exchange rate gains realized during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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


                                    PART II

                               OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

     During the first quarter of 1997, 2,769 shares of the Company's common stock, $.01 par value, held by the Company as treasury shares were sold to the Cliffs Drilling Company 401(k) Savings Plan at an aggregate price of $159,600, with individual transactions at market prices on the various dates of sale ranging from $50.00 to $75.13 per share. These sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, inasmuch as these sales constituted transactions by the issuer not involving a public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           2.3.2 Amendment No. 2 dated as of April 24, 1997 to Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA., Construtora Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao LTDA., Driltech Inc. and the Company.

           10.18.2 Amendment No. 2 dated as of April 24, 1997 to Stock Purchase Agreement dated December 6, 1996 (included as of
                      Exhibit 2.3.2).

           27         Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CLIFFS DRILLING COMPANY

Date:           May 7, 1997                     By:    /s/ Edward A. Guthrie
          -------------------------                ----------------------------
                                                         Edward A. Guthrie
                                                     Vice President - Finance



Date:           May 7, 1997                     By:   /s/ Cindy B. Taylor
          -------------------------                -----------------------------
                                                         Cindy B. Taylor
                                                    Vice President - Controller

                                 EXHIBIT INDEX





           2.3.2 Amendment No. 2 dated as of April 24, 1997 to Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA., Construtora Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao LTDA., Driltech Inc. and the Company.


           10.18.2 Amendment No. 2 dated as of April 24, 1997 to Stock Purchase Agreement dated December 6, 1996 (included as of
                      Exhibit 2.3.2).


           27         Financial Data Schedule.