Form 10-Q
period 1997-06-30
CLIFFS DRILLING CO
filed 1997-07-31
CIK 831964

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -----------------------------------------

                                   FORM 10-Q
                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

  Number of shares of Common Stock outstanding as of July 30, 1997: 15,251,579


                       (Exhibit Index Located on Page 19)


===============================================================================

                            CLIFFS DRILLING COMPANY
                                   FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS.

     Consolidated Statements of Operations (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three and Six Months Ended June 30, 1997 and 1996....................3

     Consolidated Balance Sheets (Unaudited) -
       CLIFFS DRILLING COMPANY
       June 30, 1997 and December 31, 1996..................................4

     Consolidated Statements of Cash Flows (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three and Six Months Ended June 30, 1997 and 1996....................5

     Notes to Interim Consolidated Financial Statements (Unaudited).........6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................9


PART II - OTHER INFORMATION

   ITEM 2.    CHANGES IN SECURITIES........................................17

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........17

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................17

SIGNATURES.................................................................18

EXHIBIT INDEX..............................................................19


                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months              Six Months
                                                      Ended June 30,           Ended June 30,
                                                  ----------------------  -------------------------
                                                     1997        1996          1997        1996
                                                  ----------  ----------    -----------  ----------
                                                                (In thousands, except
                                                                  per share amounts)
REVENUES:

     Revenues.................................... $ 59,842      $ 13,699      $120,125     $ 42,760
     Income from Equity Investments .............      628            79         1,221           96
                                                  --------      --------      --------     --------
                                                    60,470        13,778       121,346       42,856
COSTS AND EXPENSES:
     Operating Expenses .........................   31,365         8,227        71,885       30,073
     Depreciation, Depletion and Amortization....    4,483         1,674         8,359        3,177
     General and Administrative Expense .........    2,255         1,416         4,159        2,814
                                                  --------      --------      --------     --------
                                                    38,103        11,317        84,403       36,064
                                                  --------      --------      --------     --------

OPERATING INCOME ................................   22,367         2,461        36,943        6,792
OTHER INCOME (EXPENSE):
     Gain on Disposition of Assets ..............    2,575         2,670         2,472        2,647
     Interest Income ............................      174           444           542          804
     Interest Expense ...........................   (3,809)       (1,560)       (7,786)      (1,586)
     Exchange Rate Gain (Loss) ..................      138          (985)          218          148
     Other, net .................................     (478)           24          (718)         (59)
                                                  --------      --------      --------     --------
INCOME BEFORE INCOME TAXES ......................   20,967         3,054        31,671        8,746
INCOME TAX EXPENSE ..............................    7,339         1,069        11,085        3,061
                                                  --------      --------      --------     --------
NET INCOME ......................................   13,628         1,985        20,586        5,685
DIVIDENDS APPLICABLE TO PREFERRED STOCK .........       --            --            --          (31)
                                                  --------      --------      --------     --------
NET INCOME APPLICABLE TO COMMON AND
     COMMON EQUIVALENT SHARES ................... $ 13,628      $  1,985      $ 20,586     $  5,654
                                                  ========      ========      ========     ========

NET INCOME PER SHARE ............................ $   0.89      $   0.15      $   1.34     $   0.44
                                                  ========      ========      ========     ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING ...............   15,384        13,648        15,365       12,726
                                                  ========      ========      ========     ========


     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1997           1996
                                                                                   -------------    ------------
                                    ASSETS                                                  (In thousands)
CURRENT ASSETS:
    Cash and Cash Equivalents ..................................................     $   2,702      $  39,181
    Accounts Receivable, net of allowance for doubtful accounts of $716 and $797
       at June 30, 1997 and December 31, 1996, respectively ....................        47,987         28,866
    Notes and Other Receivables, Current .......................................         4,551          4,922
    Inventories ................................................................         6,060          5,807
    Drilling Contracts in Progress .............................................         5,532         17,669
    Prepaid Insurance ..........................................................         3,029          7,408
    Other Prepaid Expenses .....................................................         9,965          6,349
                                                                                     ---------      ---------
          Total Current Assets .................................................        79,826        110,202

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment .................................................       356,711        283,223
    Other ......................................................................        15,610         16,530
                                                                                     ---------      ---------
                                                                                       372,321        299,753
    Less:  Accumulated Depreciation, Depletion and Amortization ................       (89,865)       (83,279)
                                                                                     ---------      ---------
          Net Property and Equipment ...........................................       282,456        216,474

NOTES AND OTHER RECEIVABLES, LONG-TERM .........................................            --          3,510
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES .......................         5,797          4,434
DEFERRED CHARGES AND OTHER .....................................................         4,548          4,926
                                                                                     ---------      ---------
          TOTAL ASSETS .........................................................     $ 372,627      $ 339,546
                                                                                     =========      =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ...........................................................     $  22,995      $  30,545
    Accrued Interest ...........................................................         2,003          2,007
    Other Accrued Expenses .....................................................        18,812          9,429
                                                                                     ---------      ---------
          Total Current Liabilities ............................................        43,810         41,981

10.25% SENIOR NOTES ............................................................       150,000        150,000
DEFERRED INCOME TAXES ..........................................................        15,462          5,028
DEFERRED INCOME AND OTHER ......................................................            44            369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 30,000,000 shares authorized; 15,663,593 and
      7,996,436 shares issued and 15,239,973 and 7,566,504 shares outstanding
      at June 30, 1997 and December 31, 1996, respectively ........................        157             80
    Paid-In Capital ............................................................       156,693        153,513
    Retained Earnings (Deficit) ................................................        14,869         (5,717)
    Less:  Notes Receivable from Officers for Restricted Stock .................          (159)          (186)
          Restricted Stock .....................................................        (3,022)          (223)
          Treasury Stock, at cost, 423,620 and 429,932 shares at June 30,
             1997 and December 31, 1996, respectively ..........................        (5,227)        (5,299)
                                                                                     ---------      ---------
          Total Shareholders' Equity ...........................................       163,311        142,168
                                                                                     ---------      ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................     $ 372,627      $ 339,546
                                                                                     =========      =========

                       See accompanying notes to interim consolidated financial statements.


                            CLIFFS DRILLING COMPANY

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three Months                   Six Months
                                                                    Ended June 30,                Ended June 30,
                                                             ----------------------------- -----------------------------
                                                                   1997           1996         1997            1996
                                                             --------------  ------------- --------------  -------------
                                                                                   (In thousands)
OPERATING ACTIVITIES:
    Net Income ..............................................   $   13,628    $     1,985    $   20,586    $    5,685
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
         PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation, Depletion and Amortization ..............       4,483          1,674         8,359         3,177
       Deferred Income Tax Expense ...........................       6,833            540        10,434         2,532
       Mobilization Expense Amortization .....................          --             66            25           196
       Gain on Disposition of Assets .........................      (2,575)        (2,670)       (2,472)       (2,647)
       Amortization of Debt Issue Costs ......................         186             80           373            80
       Amortization of Restricted Stock ......................          55              4            78             9
       Other .................................................         (29)           298            48           234
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
           Accounts Receivable ...............................      (8,156)        (4,621)      (17,850)      (14,879)
           Inventories .......................................        (407)          (230)         (253)         (909)
           Drilling Contracts in Progress ....................      (1,436)        (3,947)       12,137         4,125
           Prepaid Insurance and Other Prepaid Expenses ......      (1,926)          (530)          738        (1,274)
           Investments in and Advances to Unconsolidated .....        (770)           (79)       (1,363)          (96)
               Affiliates
           Accounts Payable and Other Accrued Expenses .......        (609)         3,727         1,829          (789)
                                                                ----------    -----------    ----------    ----------
                  Net Cash Provided By (Used In) Operating ...       9,277         (3,703)       32,669        (4,556)
         Activities

INVESTING ACTIVITIES:
    Capital Expenditures .....................................     (27,964)       (10,406)      (47,841)      (13,216)
    Acquisition of Rigs and Related Equipment ................          --       (105,405)      (28,500)     (105,405)
    Acquisition of Equity Interest in Rig and Related ........          --         (3,187)           --        (3,187)
Equipment
    Proceeds from Sale of Property and Equipment .............       3,245            770         3,524           997
    Insurance Proceeds from Loss of Rig and Related Equipment           --             --            --           292
    Collection of Notes Receivable ...........................       3,182            231         3,537           448
                                                                ----------    -----------    ----------    ----------
                  Net Cash Used In Investing Activities ......     (21,537)      (117,997)      (69,280)     (120,071)

FINANCING ACTIVITIES:
    Proceeds from Borrowings .................................       6,500        150,000         6,500       150,000
    Payments on Borrowings ...................................      (6,500)            --        (6,500)           --
    Proceeds from Exercise of Stock Options ..................          36             --           132            --
    Debt Issue Costs .........................................          --         (4,651)           --        (4,651)
    Acquisition of Treasury Stock ............................          --             --            --          (661)
    Payments for Redemption of Preferred Stock ...............          --             --            --          (850)
    Preferred Stock Dividends ................................          --             --            --           (31)
                                                                ----------    -----------    ----------    ----------
                  Net Cash Provided By Financing Activities ..          36        145,349           132       143,807
                                                                ----------    -----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........     (12,224)        23,649       (36,479)       19,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............      14,926         21,936        39,181        26,405
                                                                ==========    ===========    ==========    ==========
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................   $    2,702    $    45,585    $    2,702    $   45,585
                                                                ==========    ===========    ==========    ==========


     See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   STOCK SPLIT

     On June 9, 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend to holders of record on May 22, 1997 (the "Stock Split"). All references to the weighted average number of common and common equivalent shares outstanding and per share amounts have been restated to reflect the Stock Split, unless otherwise indicated.

3.   EARNINGS PER SHARE

     Primary earnings per share computations are based on net income less dividends on the Company's $2.3125 Convertible Exchangeable Preferred Stock (the "Preferred Stock"), divided by the average number of common shares and equivalents outstanding during the respective periods. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. Fully diluted earnings per share is not presented for any period because it is not materially different than primary earnings per share.

     The Company issued 2,113,557 shares of common stock, $.01 par value ("Common Stock"), before effects of the Stock Split, upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock on January 17, 1996. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million.

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS No. 128, primary earnings per share computed in accordance with APB Opinion No. 15 will be replaced with a new simpler calculation called basic earnings per share. Basic earnings per share will exclude the dilutive effect of stock options. The adoption of SFAS No. 128 is not expected to result in a material impact on earnings per share amounts for the three and six months ended June 30, 1997 and 1996.

4.   ACQUISITIONS AND FINANCING

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the West Indies Drilling Joint Venture, a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited, which owns an additional jack-up drilling rig (the "WINDJV"), and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation, a Delaware corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of the Company's Common Stock, before effects of the Stock Split, and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company ("Diamond") for $4.5 million. The Company renamed this unit Cliffs Drilling 155. On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million which was refurbished and commenced operations during the second quarter of 1997 in Venezuela.

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda. which owned the jack-up drilling rig ATENA, four 1,500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil (the "AGP Acquisition"). The ATENA has been renamed as Cliffs Drilling 156 and the four land rigs have been designated as Cliffs Drilling 34, 35, 36 and 37. The purchase price was $28.5 million in cash.

5.   GAIN ON DISPOSITION OF ASSET

     The Company recorded a gain of $2.7 million on the disposition of various oil and gas related interests. The oil and gas related interests secured the long-term note receivable valued at $3.5 million at December 31, 1996. This note was settled in full in connection with the asset sale.

6.   PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150.0 million of senior unsecured notes (the "Senior Notes") and the issuance of 1.2 million shares of the Company's Common Stock, before effects of the Stock Split, valued at an average price of $18.51 per share in connection with the acquisition of the Southwestern Rigs.

     The pro forma financial information is based upon the historical consolidated financial statements of the Company and Southwestern for the six months ended June 30, 1996. The historical results of Southwestern include the results of operations of the rigs that were available for service during the indicated periods.

     The pro forma financial information for the six months ended June 30, 1996 was prepared assuming that the transactions described above were consummated as of January 1, 1996. The pro forma financial information has been prepared based upon assumptions deemed appropriate by the Company and may not be indicative of actual results. The historical results of Southwestern's operations are included with the Company's results beginning May 23, 1996.

                                                                       SIX MONTHS ENDED JUNE
                                                                              30, 1996
                                                                      -------------------------
                                                                       (In thousands, except
                                                                         per share amounts)
Revenues.........................................................          $    57,263
Net Income ......................................................                1,661
Net Income Per Share ............................................          $      0.11


7.   CHANGE IN PRESENTATION

     Certain financial statement items have been reclassified in the prior year to conform with the current year presentation.


8.   SUBSEQUENT EVENT

     The Company currently is contemplating the issuance of $50 million of senior notes that are substantially the same as the existing Senior Notes in a private placement that will not be registered under the Securities Act of 1933. If consummated, the closing of the offering is expected to occur during August, 1997. See "Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

     The Company recognized net income of $13.6 million during the second quarter of 1997 compared to net income of $2.0 million in the second quarter of 1996. Revenues increased $46.7 million and operating income increased $19.9 million in the same period. These increases were partially offset by $2.2 million of increased interest expense associated with the Senior Notes and $6.3 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                                                                              INCREASE
                                                                 1997             1996        (DECREASE)
                                                              ------------   -------------  ------------
                                                                              (In thousands)
Revenues:
    Daywork Drilling .......................................  $    39,684    $   12,647     $  27,037
    Engineering Services ...................................       22,555           887        21,668
    MOPU Operations ........................................        1,733         1,329           404
    Oil and Gas ............................................           24           239          (215)
    Eliminations ...........................................       (3,526)       (1,324)       (2,202)
                                                              -----------    ----------    ----------
        Consolidated .......................................  $    60,470    $   13,778    $   46,692
                                                              ===========    ==========    ==========

Operating Income (Loss):
    Daywork Drilling .......................................  $    16,156    $    3,342    $   12,814
    Engineering Services ...................................        7,736          (106)        7,842
    MOPU Operations ........................................          812           969          (157)
    Oil and Gas ............................................          (16)         (290)          274
    Corporate Office .......................................       (2,321)       (1,444)         (877)
    Eliminations ...........................................           --           (10)           10
                                                              -----------    ----------    ----------
        Consolidated .......................................  $    22,367    $    2,461    $   19,906
                                                              ===========    ==========    ==========

Daywork Drilling

     Daywork drilling revenues increased $27.0 million and operating income increased $12.8 million in the second quarter of 1997 compared to the second quarter of 1996. Of the $12.8 million increase in operating income, $9.7 million was generated from 10 of 11 jack-up drilling rigs acquired in May, 1996 and one jack-up drilling rig acquired in January, 1997. Operating income also increased due to improved dayrates for the Company's jack-up and land drilling rigs.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. In addition, on May 10, 1996, the Company acquired a jack-up drilling rig from Diamond and renamed it Cliffs Drilling 155. Eight of the 11 acquired jack-up drilling rigs are currently operating in the Gulf of Mexico and one jack-up rig is operating in each of Venezuela, Qatar and Trinidad. One of the 8 jack-up drilling rigs currently operating in the Gulf of Mexico completed refurbishment activities and commenced operations during late July, 1997.

     On September 30, 1996, the Company acquired an additional land rig for $2.9 million. The Company refurbished the drilling rig, mobilized the unit to Venezuela and commenced operations during the second quarter of 1997.

     On January 24, 1997, the Company completed the AGP Acquisition which included one jack-up drilling rig and 4 land rigs for a purchase price of $28.5 million in cash. Cliffs Drilling 156 is currently operating in Venezuela. The Company completed refurbishment of one of the 4 land drilling rigs, which commenced operations in Venezuela during May, 1997, and expects to complete refurbishment of at least one additional unit and market it for operations in Venezuela during 1997. See "Liquidity and Capital Resources."

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                                      INCREASE
                                                             1997          1996      (DECREASE)
                                                           ---------    ---------    ---------
                                                                      (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International .....................................   $   9,969    $   2,317    $   7,652
     Domestic ..........................................      18,216        4,585       13,631
   Land Rigs ...........................................       7,958        4,523        3,435
   Other (2) ...........................................       3,541        1,222        2,319
                                                           ---------    ---------    ---------
         Total .........................................   $  39,684    $  12,647    $  27,037
                                                           =========    =========    =========

Average Rig Utilization (3):
   Jack-up Rigs:
     International......................................         100%        100%
     Domestic...........................................         100%         98%
   Land Rigs............................................          98%        100%

Average Dayrates (4):
   Jack-up Rigs:
     International......................................   $   28,900   $  20,705
     Domestic...........................................       28,677      20,202
   Land Rigs............................................       12,412       8,239


------------------

(1)  Includes revenues earned from affiliates.

(2) Includes Cliffs Drilling 201, which was bareboat chartered to a 50% owned joint venture for use as a drilling rig during the second quarter of 1997 and as a workover rig to a third party during the same period in 1996, WINDJV operations, 2 labor maintenance contracts and a Brazilian platform rig operation during the second quarter of 1997.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $21.7 million and operating income increased $7.8 million in the second quarter of 1997 compared to the second quarter of 1996. The Company completed 4 turnkey contracts in the second quarter of 1997 compared to no contracts in the second quarter of 1996.

     In February, 1997, the Company was awarded a contract to drill 12 turnkey wells for Corpoven, S.A. in Venezuela. Total expected revenues for the 12 wells are approximately $90.7 million. The Company began drilling the wells during February, 1997 and expects to complete the 12-well package in September, 1998. Three of the 4 wells completed during the second quarter of 1997 were part of this 12 well package.

     At June 30, 1997, the Company had 4 turnkey wells in progress in Venezuela and one turnkey well in progress in the United States.

MOPU Operations

     MOPU revenues increased $.4 million while operating income decreased $.2 million in the second quarter of 1997 compared to the second quarter of 1996. The increase in revenues was primarily due to operations associated with the LANGLEY and 2 other MOPUs, none of which operated during the second quarter of 1996. The loss of income from Cliffs Drilling 11, which was sold during the second quarter of 1996, partially offset the increase in revenues and also contributed to the decrease in operating income.

     The Company currently owns 5 MOPUs, all of which are under contract and are currently operating.

Oil and Gas

     Oil and gas revenues decreased $.2 million and operating losses decreased $.3 million in the second quarter of 1997 compared to the second quarter of 1996. Revenues decreased primarily due to decreased production volumes and the disposition of certain of the Company's oil and gas properties. Operating losses decreased primarily due to non-recurring workover activity performed during the second quarter of 1996. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1997.

Corporate Overhead

     Corporate overhead increased $.9 million in the second quarter of 1997 compared to the second quarter of 1996, primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

     The Company recognized $8.7 million of other expense, including income taxes, during the second quarter of 1997 compared to $.5 million of other expense during the same period in 1996. The net increase in other expenses resulted primarily from a $2.2 million increase in interest expense associated with the Senior Notes and an increase in income taxes of $6.3 million, which was offset in part by a decrease in exchange rate losses of $1.1 million. See "Liquidity and Capital Resources."

Six Months Ended June 30, 1997 and 1996

     The Company recognized net income of $20.6 million in the first six months of 1997 compared to net income of $5.7 million during the same period in 1996. Revenues increased $78.5 million and operating income increased $30.2 million in the same period. These increases were partially offset by $6.2 million of increased interest expense associated with the Senior Notes and $8.0 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                                                                                INCREASE
                                                                      1997           1996       (DECREASE)
                                                                   ----------     ----------    ---------
                                                                               (In thousands)
Revenues:
       Daywork Drilling .......................................     $  73,828      $ 19,560      $ 54,268
       Engineering Services ...................................        49,256        24,581        24,675
       MOPU Operations ........................................         3,325         2,321         1,004
       Oil and Gas ............................................           193           638          (445)
       Eliminations ...........................................        (5,256)       (4,244)       (1,012)
                                                                    =========      ========      ========
       Consolidated ...........................................     $ 121,346      $ 42,856      $ 78,490
                                                                    =========      ========      ========

   Operating Income (Loss):
       Daywork Drilling .......................................     $  30,373      $  4,079      $ 26,294
       Engineering Services ...................................         9,318         4,123         5,195
       MOPU Operations ........................................         1,533         1,648          (115)
       Oil and Gas ............................................           (11)         (160)          149
       Corporate Office .......................................        (4,270)       (2,868)       (1,402)
       Eliminations ...........................................            --           (30)           30
                                                                    ---------      --------      --------
           Consolidated .......................................     $  36,943      $  6,792      $ 30,151
                                                                    =========      ========      ========

Daywork Drilling

     Daywork drilling revenues increased $54.3 million and operating income increased $26.3 million in the first six months of 1997 compared to the same period in 1996. Of the $26.3 million increase in operating income, $18.9 million was generated from 10 of 11 jack-up drilling rigs acquired in May, 1996 and one jack-up drilling rig acquired in January, 1997. Operating income also increased due to improved dayrates for the Company's jack-up and land drilling rigs.

     See "Results of Operations -- Three Months Ended June 30, 1997."

     The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                                                INCREASE
                                                                         1997        1996       (DECREASE)
                                                                      ---------    ---------    ---------
                                                                                (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International .................................................  $  18,697    $   3,913    $  14,784
     Domestic ......................................................     34,726        4,585       30,141
   Land Rigs .......................................................     14,060        9,408        4,652
   Other (2) .......................................................      6,345        1,654        4,691

                                                                      ---------    ---------    ---------
         Total .....................................................  $  73,828    $  19,560    $  54,268
                                                                      =========    =========    =========
Average Rig Utilization (3):
   Jack-up Rigs:
     International .................................................       100%         100%
     Domestic ......................................................        99%          98%
   Land Rigs .......................................................        99%         100%

Average Dayrates (4):
   Jack-up Rigs:
     International .................................................  $  28,320    $  21,841
     Domestic ......................................................     27,524       20,202
   Land Rigs .......................................................     11,708        8,513

------------------

(1)  Includes revenues earned from affiliates.

(2) Includes Cliffs Drilling 201, which was bareboat chartered to a 50% owned joint venture for use as a drilling rig during the first six months of 1997 and as a workover rig to a third party during the same period in 1996, WINDJV operations, 2 labor maintenance contracts and a Brazilian platform rig operation during 1997.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues less non-recurring revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $24.7 million and operating income increased $5.2 million in the first six months of 1997 compared to the same period in 1996. The Company completed 7 turnkey contracts at improved operating margins in the first six months of 1997 compared to 4 contracts in the same period in 1996.

     See "Results of Operations -- Three Months Ended June 30, 1997."

MOPU Operations

     MOPU revenues increased $1.0 million while operating income decreased $.1 million in the first six months of 1997 compared to the same period in 1996. The increase in revenues was primarily due to operations associated with the LANGLEY and 2 other MOPUs, none of which operated during the first six months of 1996. The loss of income from Cliffs Drilling 11, which was sold during the second quarter of 1996, partially offset the increase in revenues and also contributed to the decrease in operating income.

     See "Results of Operations -- Three Months Ended June 30, 1997."

Oil and Gas

     Oil and gas revenues decreased $.4 million and operating losses decreased $.1 million in the first six months of 1997 compared to the same period in 1996. Revenues decreased primarily due to decreased production volumes and the disposition of certain of the Company's oil and gas properties. Operating losses decreased primarily due to non-recurring workover activity performed during the first six months of 1996. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1997.

Corporate Overhead

     Corporate overhead increased $1.4 million in the first six months of 1997 compared to the same period in 1996, primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

     The Company recognized $16.4 million of other expense, including income taxes, during the first six months of 1997 compared to $1.1 million of other expense during the same period in 1996. The net increase in other expenses resulted primarily from a $6.2 million increase in interest expense associated with the Senior Notes and an increase in income taxes of $8.0 million. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $36.5 million from $39.2 million at December 31, 1996 to $2.7 million at June 30, 1997. The decrease resulted from $69.3 million used in investing activities, which was offset in part by $32.7 million provided by operating activities and $.1 million provided by financing activities.

Operating Activities

     Net cash of $32.7 million provided by operating activities included $4.8 million used in working capital and other activities. "Accounts Receivable" increased from December 31, 1996 to June 30, 1997 due primarily to increases in dayrates and the timing of cash receipts related to U.S. Gulf of Mexico daywork drilling operations and the timing of turnkey completions. "Drilling Contracts in Progress" and "Accounts Payable" decreased due to the completion of the 3 turnkey contracts that were in progress at December 31, 1996. "Other Accrued Expenses" increased primarily due to additional international operations and refurbishment costs at June 30, 1997.

Investing Activities

     Net cash of $69.3 million used in investing activities included $28.5 million used to fund the AGP Acquisition which closed during January, 1997 and $47.8 million spent on upgrade and renovation activities on other drilling rigs and MOPUs.

     The Company has capital expenditure requirements totaling approximately $10 million during the remainder of 1997. Of this total, approximately $3 million relates to drill pipe purchases and the remainder relates primarily to other land and jack-up drilling rig upgrades and renovations. The Company intends to fund these capital expenditure requirements with available cash, internally-generated cash flow and amounts currently available under its Revolving Credit Facility.

     The Company has identified additional asset acquisitions as well as conversions and refurbishments that will enhance its existing fleet of rigs. The Company currently is contemplating the issuance of $50 million of senior notes that are substantially the same as the existing Senior Notes in a private placement that will not be registered under the Securities Act of 1933. If consummated, the closing of the offering is expected to occur during August, 1997.

     The Company recorded a gain of $2.7 million on the disposition of various oil and gas related interests. The oil and gas related interests secured the long-term note receivable valued at $3.5 million at December 31, 1996.
This note was settled in full in connection with the asset sale.

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

     On June 27, 1996, the Company and ING (U.S.) Capital Corporation ("ING") modified and amended the Company's $20 million Revolving Credit Facility to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May 31, 1998. At June 30, 1997, the Company had no indebtedness outstanding under the Revolving Credit Facility.

     On January 17, 1996, the Company issued 2,113,557 shares of Common Stock, before effects of the Stock Split, upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

Exchange Rate Gains and Losses

     Approximately 46% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first six months of 1997. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996; however, the Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar occurred at that date, which subjected the Company to exchange rate losses on its net monetary assets. Foreign currency exchange rate losses of $1.2 million incurred during 1996 offset exchange rate gains realized during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

                                    PART II

                               OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

     During the first six months of 1997, 10,665 shares of the Company's common stock, $.01 par value, held by the Company as treasury shares were sold to the Cliffs Drilling Company 401(k) Savings Plan at an aggregate price of approximately $331,000, with individual transactions at market prices on the various dates of sale ranging from $25.00 to $37.56 per share. These sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, inasmuch as these sales constituted transactions by the issuer not involving a public offering. All references to the number of shares and per share amounts in this item have been restated to reflect the Stock Split.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on May 21, 1997, at which the shareholders voted on the election of two directors, the proposal to increase the number of authorized shares of the Company's Common Stock and the appointment of the Company's independent public accountants. Of the 5,831,751 shares of Common Stock present in person or by proxy, 5,828,307 shares were voted for the election of Michael M. Cone as a director and 5,828,422 shares were voted for the election of John D. Weil as a director, with 3,444 and 3,329 shares withheld, respectively; 5,807,032 shares were voted for the proposal to increase the number of authorized shares of the Company's Common Stock, while 17,845 shares were voted against the proposed amendment with 6,874 shares abstaining; and 5,823,852 shares were voted for the appointment of Ernst & Young LLP as the Company's independent public accountants for 1997, while 5,124 shares were voted against such appointment with 2,775 shares abstaining.
All references to shares in this item are stated before effects of the Stock Split. Directors whose terms of office continued were H. Robert Hirsch, Donald
W. Keller, Joseph E. Reid, Robert M. McInnes and Douglas E. Swanson.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           3.1.1     Certificate of Incorporation of New Cliffs Drilling Company

           3.1.2     Certificate of Amendment of Certificate of Incorporation

           3.1.3 Certificate of Designations of $2.3125 Convertible Exchangeable Preferred Stock of Cliffs Drilling Company

           3.1.4 Certificate of Amendment of Certificate of Incorporation of Cliffs Drilling Company

           3.1.5 Certificate of Elimination of $2.3125 Convertible Exchangeable Preferred Stock of Cliffs Drilling Company

           3.1.6 Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Cliffs Drilling Company

           4.1 Certificate of Incorporation of Cliffs Drilling Company (included as Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.1.5 and 3.1.6)

           4.9 Rights Agreement, dated effective June 17, 1997 between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission under the Securitites Exchange Act on June 6, 1997)

           27        Financial Data Schedule

     (b)   Reports on Form 8-K

           None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CLIFFS DRILLING COMPANY

Date:          July 31, 1997                  By: /s/ Edward A. Guthrie
          -------------------------               -----------------------------
                                                      Edward A. Guthrie
                                                  Vice President - Finance



Date:          July 31, 1997                  By: /s/ Cindy B. Taylor
          -------------------------               -----------------------------
                                                      Cindy B. Taylor
                                                  Vice President - Controller

                                 EXHIBIT INDEX



3.1.1     Certificate of Incorporation of New Cliffs Drilling Company

3.1.2     Certificate of Amendment of Certificate of Incorporation

3.1.3     Certificate of Designations of $2.3125 Convertible
          Exchangeable Preferred Stock of Cliffs Drilling Company

3.1.4 Certificate of Amendment of Certificate of Incorporation of Cliffs Drilling Company

3.1.5     Certificate of Elimination of $2.3125 Convertible
          Exchangeable Preferred Stock of Cliffs Drilling Company

3.1.6     Form of Certificate of Designations of Series A Junior
          Participating Preferred Stock of Cliffs Drilling Company

27        Financial Data Schedule