Form 10-K/A
period 1996-12-31
CLIFFS DRILLING CO
filed 1997-10-15
CIK 831964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)


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

     Number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 5, 1997, was 7,573,861.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                            REFERENCED IN THIS REPORT
                         ---------                            -------------------------
Certain portions of the Registrant's definitive proxy
  statement for the 1997
  Annual Meeting of Shareholders                                      Part III

                   (Exhibit Index Located on Pages 47 to 50)

================================================================================

                         TABLE OF CONTENTS TO FORM 10-K


                                                                     PAGE
                                                                     ----
PART
  I
 1.    Business and Properties.....................................    2
and
 2.
       General.....................................................    2
       Recent Developments.........................................    2
       Industry Conditions and Company Strategy....................    2
       Contract Drilling and MOPU Operations.......................    4
       Oil and Gas Operations......................................    8
       Environmental Controls......................................    8
       Government Regulation.......................................    8
       Risks and Insurance.........................................    9
       Risks Inherent in Foreign Operations........................    9
       Employees...................................................   10
       Other Properties............................................   10
 3.    Legal Proceedings...........................................   10
 4.    Submission of Matters to a Vote of Security-Holders.........   10
PART II
 5.    Market For Registrant's Common Equity and Related
         Stockholder Matters.......................................   10
 6.    Selected Financial Data.....................................   11
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   12
 8.    Financial Statements and Supplementary Data.................   20
 9.    Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure..................................   20
PART III
10.    Directors and Executive Officers of the Registrant..........   20
11.    Executive Compensation......................................   21
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   21
13.    Certain Relationships and Related Transactions..............   21
PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.......................................................   21
SIGNATURES.........................................................   23

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


     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the West Indies Drilling Joint Venture (the "WINDJV"), a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited, which owns an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation, a Delaware corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of the Company's Common Stock, $.01 par value per share and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). The 50% interest in the WINDJV acquired by the Company is actually the interest held by Cliffs Drilling Trinidad Limited, which the Company acquired on the same day. In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company ("Diamond") for $4.5 million. The Company renamed this unit Cliffs Drilling 155. The Company signed an initial eight-month contract with Maraven for use of the rig in Lake Maracaibo, Venezuela. On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million which has been refurbished and is expected to commence operations during the second quarter of 1997 in Venezuela. On January 24, 1997, the Company completed the AGP Acquisition for a purchase price of $28.5 million in cash.


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

CONTRACT DRILLING AND MOPU OPERATIONS


     The following table provides the current status of and information about the drilling rigs and MOPUs owned and operated by the Company as of March 5, 1997. Substantially all of these assets are pledged to secure the Company's revolving credit facility ("Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING"), formerly International Nederlanden (U.S.) Capital Corporation.


                                                  YEAR         RATED DEPTH
                                               DELIVERED/    ----------------                       TYPE OF         EXPIRATION
             EQUIPMENT               TYPE(A)   REFURBISHED   WATER   DRILLING      LOCATION         CONTRACT           DATE
             ---------               -------   -----------   -----   --------   --------------   --------------   ---------------
JACK-UP DRILLING RIGS
-----------------------------------
 DOMESTIC(8)
   Southwestern 100................    MC      1982/1993     100(#)  25,000(#)  Gulf of Mexico   Well-to-Well     July, 1997
   Southwestern 150................    IC      1979/1994     150(#)  20,000(#)  Gulf of Mexico   Well-to-Well     May, 1997
   Southwestern 151................    IC      1981/1993     150(#)  25,000(#)  Gulf of Mexico   Well-to-Well     September, 1997
   Southwestern 152................    MC      1980/1993     150(#)  25,000(#)  Gulf of Mexico   Well-to-Well     April, 1997
   Southwestern 153................    MC      1980/1994     150(#)  25,000(#)  Gulf of Mexico   Well-to-Well     September, 1997
   Southwestern 154................    IC      1979/1996     150(#)  20,000(#)  Gulf of Mexico   Well-to-Well     April, 1997
   Southwestern 180................    MS      1978/1997     184(#)  25,000(#)  Shipyard         N/A              N/A
   Southwestern 200................    MC      1979/1992     200(#)  25,000(#)  Gulf of Mexico   Well-to-Well     May, 1997
 INTERNATIONAL(6)
   Cliffs Drilling 155.............    IC      1980/1996     150(#)  22,000(#)  Venezuela        Term Daywork     April, 1997
   Cliffs Drilling 156.............    IC         1983       150(#)  25,000(#)  Venezuela        Term Daywork     January, 1998
   LASALLE.........................    IC      1982/1997     150(#)  25,000(#)  Qatar            Term Daywork     April, 2000
   Southwestern 160................    IC      1980/1996     160(#)  20,000(#)  Qatar            Term Daywork     August, 1998
   Cliffs Drilling 12..............    MC      1980/1996     200(#)  20,000(#)  Mexico           Term Daywork     December, 1998
   Southwestern Marine 4 (b).......    MC      1982/1996     110(#)  25,000(#)  Trinidad         Term Daywork     June, 1997
LAND DRILLING RIGS
-----------------------------------
 INTERNATIONAL(11)
   Cliffs Drilling 28(c)...........            1977/1994       --    25,000(#)  Venezuela        Term Daywork     May, 1998
   Cliffs Drilling 34..............               1980         --    18,000(#)  Venezuela        N/A              N/A
   Cliffs Drilling 35..............               1980         --    18,000(#)  Venezuela        N/A              N/A
   Cliffs Drilling 36..............               1982         --    18,000(#)  Brazil           N/A              N/A
   Cliffs Drilling 37..............               1982         --    18,000(#)  Brazil           N/A              N/A
   Cliffs Drilling 40..............            1980/1991       --    25,000(#)  Venezuela        Term Daywork     September, 1997
   Cliffs Drilling 41(c)...........            1981/1994       --    25,000(#)  Venezuela        Term Daywork     August, 1998
   Cliffs Drilling 42(c)...........            1981/1994       --    25,000(#)  Venezuela        Term Daywork     June, 1998
   Cliffs Drilling 43(c)...........            1981/1991       --    25,000(#)  Venezuela        Term Daywork     February, 1998
   Cliffs Drilling 54..............            1981/1995       --    30,000(#)  Venezuela        Term Daywork     July, 1997
   Cliffs Drilling 55..............            1983/1997       --    35,000(#)  Louisiana Yard   Term Daywork     April, 1998
MOBILE OFFSHORE PRODUCTION UNITS
-----------------------------------
 DOMESTIC(3)
   Cliffs Drilling 4...............            1967/1995     150(#)    --       Gulf of Mexico   Month-to-Month   N/A
   Cliffs Drilling 8...............            1977/1993     250(#)    --       Gulf of Mexico   Term Daywork     December, 1997
   Cliffs Drilling 14..............            1980/1996     200(#)    --       Gulf of Mexico   Term Daywork     July, 1997
 INTERNATIONAL(2)
   Cliffs Drilling 10..............            1979/1993     250(#)    --       Shipyard         Term Daywork     October, 1998
   LANGLEY.........................            1965/1996     150(#)    --       Nigeria          Term Daywork     December, 2001

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



RISKS INHERENT IN FOREIGN OPERATIONS



     For the fiscal year ended December 31, 1996, 55% of the Company's consolidated revenues was derived from foreign sources or from services performed abroad, principally in Venezuela. Foreign operations and export sales are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable changes in tax or other laws; partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries. Foreign governments may from time to time suspend or curtail drilling operations or leasing activities when such operations are considered to be detrimental to the environment or to jeopardize public safety.

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

                                                                         YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                              1996              1995              1994              1993              1992
                                         ---------------   ---------------   ---------------   ---------------   ---------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
  Revenues.............................  $       133,109   $        83,289   $        83,693   $        65,538   $        76,838
  Costs and Expenses:
     Operating Expenses................           91,984            67,713            50,907            35,171            57,646
     Depreciation, Depletion and
       Amortization....................           10,388             7,271            14,008            17,438            12,883
     Contract Termination Provision....               --                --             5,193               577                --
     Write-down in Carrying Value of
       Oil Gas Properties..............               --                --                --                --             1,500
     General and Administrative
       Expense.........................            6,300             5,289             5,114             4,807             4,512
                                         ---------------   ---------------   ---------------   ---------------   ---------------
  Operating Income.....................           24,437             3,016             8,471             7,545               297
  Other Income (Expense)(1)............          (10,015)            2,430            (2,415)           (3,919)            2,721
                                         ---------------   ---------------   ---------------   ---------------   ---------------
  Net Income...........................           14,422             5,446             6,056             3,626             3,018
  Dividends Applicable to Preferred
     Stock(2)..........................              (31)           (2,659)           (2,659)           (2,659)           (2,659)
                                         ---------------   ---------------   ---------------   ---------------   ---------------
  Net Income Applicable to Common and
     Common Equivalent Shares..........  $        14,391   $         2,787   $         3,397   $           967   $           359
                                         ===============   ===============   ===============   ===============   ===============
  Net Income per Share.................  $          2.08   $          0.68   $          0.80   $          0.21   $          0.11
                                         ===============   ===============   ===============   ===============   ===============
  Weighted Average Number of Common and
     Common Equivalent Shares
     Outstanding(2)....................            6,926             4,108             4,223             4,514             3,257
SUMMARY BALANCE SHEET DATA:
  Working Capital......................  $        68,221   $        33,859   $        19,331   $        20,402   $        24,830
  Property and Equipment, Net..........          216,474            65,950            71,248            86,506           101,178
  Total Assets.........................          339,546           128,962           120,167           133,523           150,203
  Notes Payable, Long-Term.............               --                --                --            13,108            28,348
  10.25% Senior Notes(3)...............          150,000                --                --                --                --
  Redeemable Preferred Stock(2)........               --            28,750            28,750            28,750            28,750
  Total Shareholders'
     Equity(2)(4)(5)...................  $       142,168   $        74,015   $        70,881   $        72,494   $        71,446

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

GENERAL


     Activity in the contract drilling industry and related oil service businesses has improved over the last two years due to increased worldwide demand stemming from higher levels of pricing for oil and natural gas. Over the past several years, the supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in increases in worldwide utilization rates. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. This price volatility creates some market uncertainties, despite the overall improvement in oil and gas market fundamentals. The Company's daywork drilling operations have benefited from the tight supply of jack-up drilling rigs both in the U.S. Gulf of Mexico and internationally. Increased exploration activity coupled with a reduction in rig availability has resulted in increasing dayrates and utilization of the Company's drilling rigs. The same factors have positively and negatively affected the Company's engineering services business segment, in that increased exploration activity has caused an increase in demand for the Company's engineering services; however, reduced rig availability has made it more difficult for the Company to contract drilling rigs required for performance of turnkey drilling operations.


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


     "Investment in and Advances to Unconsolidated Affiliates" increased from December 31, 1995 to December 31, 1996 due primarily to $3.2 million paid for the acquisition of an equity interest in the WINDJV. In connection with such acquisition, the Company also guaranteed $4.25 million in indebtedness of the WINDJV.


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


October 15, 1997                            CLIFFS DRILLING COMPANY


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
                                                            ====      =======      =======

                                                               DECEMBER 31,
                                                              ---------------
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


     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"), and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility. The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments.

                            CLIFFS DRILLING COMPANY

     The Senior Notes had a fair value of $159,525,000 at December 31, 1996, or a 6.35% premium to carrying value, based upon the quoted market price of the debt.


     Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows:



                                                               AT DECEMBER 31,
                                                              ------------------
                                                                1996       1995
                                                              --------    ------
                                                                (IN THOUSANDS)
Current Assets..............................................  $ 19,798    $1,287
Non-Current Assets..........................................   140,042     4,936
                                                              --------    ------
  Total Assets..............................................  $159,840    $6,223
                                                              ========    ======
Current Liabilities.........................................  $  8,078    $  657
Non-Current Liabilities.....................................   135,499        82
Equity......................................................    16,263     5,484
                                                              --------    ------
  Total Liabilities and Equity..............................  $159,840    $6,223
                                                              ========    ======



                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                          1996       1995      1994
                                                         -------    ------    ------
                                                               (IN THOUSANDS)
Revenues...............................................  $51,081    $1,921    $4,655
Operating Income (Loss)................................  $14,224    $ (787)   $ (291)
Net Income (Loss)......................................  $ 5,264    $ (531)   $ (155)


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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

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

     Stock options granted pursuant to the 1988 Incentive Equity Plan expire not more than ten years from the date of grant and typically vest over three years, with 50% vesting after one year and 25% vesting in each of the next two succeeding years. All of the options granted by the Company were granted at an option price equal to the fair market value of the Common Stock at the date of grant.

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

                            CLIFFS DRILLING COMPANY

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

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The calculated weighted average fair value of options granted during 1996 was $11.33.

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

                            CLIFFS DRILLING COMPANY

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

                                                                                        % OF
                                                                                    CONSOLIDATED
               CUSTOMER                               REPORTING SEGMENT               REVENUES
               --------                               -----------------             ------------
December 31, 1996
  Corpoven, S.A........................    Daywork Drilling and Engineering
                                           Services                                     31%

December 31, 1995
  Corpoven, S.A........................    Daywork Drilling and Engineering
                                           Services                                     35%
  Maraven, S.A.........................    Daywork Drilling and Engineering
                                           Services                                     19%
  Texaco Exploration &
     Production, Inc. .................    Engineering Services                         12%

December 31, 1994
  Corpoven, S.A........................    Daywork Drilling and Engineering
                                           Services                                     32%
  Maraven, S.A.........................    Daywork Drilling                             18%
  Dresser-Rand.........................    MOPU Operations                              14%
  CNCTI................................    Daywork Drilling and Engineering
                                           Services                                     14%

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


         10.13.3         -- Third Amendment to Second Restated Credit Agreement dated as of December 19, 1995, by and among the Company, COGC,
                            International and ING (incorporated by reference to
                            Exhibit 10.13.3 to the Company's Form 10-K for the fiscal
                            year ended December 31, 1995).
         10.13.4         -- Fourth Amendment to Second Restated Credit Agreement
                            dated as of June 27, 1996, by and among the Company,
                            COGC, International, Southwestern Offshore Corporation,
                            DRL, Inc. and ING (incorporated by reference to Exhibit
                            10.13.3 to the Company's Form 10-Q for the fiscal quarter
                            ended June 30, 1996).
         10.14           -- Cliffs Neddrill Central Turnkey International Joint
                            Venture Agreement dated December 15, 1992, by and among
                            International, Neddrill Turnkey Drilling B.V. and
                            Perforadora Central S.A. de C.V. (incorporated by
                            reference to Exhibit 10.22 to the Company's Form 10-K for
                            the fiscal year ended December 31, 1992).
         10.15           -- Asset Purchase and Sale Agreement dated March 30, 1993, between the Company, as seller, and Cerrito Investment
                            Corporation (incorporated by reference to Exhibit 10.23
                            to the Company's Form 10-Q for the fiscal quarter ended
                            March 31, 1993).
         10.16           -- Form of Executive Agreement dated as of July 20, 1994
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Form 10-Q for the fiscal quarter ended June 30,
                            1994).
         10.17           -- Acquisition Agreement dated as of May 13, 1996 (included as Exhibit 2.2).
         10.18           -- Stock Purchase Agreement dated as of December 6, 1996
                            (included as Exhibit 2.3).
         10.18.1         -- Amendment No. 1 dated as of January 24, 1997 to Stock
                            Purchase Agreement dated December 6, 1996 (included as
                            Exhibit 2.3.1).
         10.19           -- Indenture dated as of May 15, 1996 (included as Exhibit
                            4.6).
         10.19.1         -- Supplemental Indenture dated as of July 11, 1996
                            (included as Exhibit 4.6.1).
         10.19.2         -- Second Supplemental Indenture dated as of January 24,
                            1997 (included as Exhibit 4.6.2).
        *21.1            -- Subsidiaries of the Registrant.
       **23.1            -- Consent of Ernst & Young LLP.
        *23.2            -- Consent of Huddleston & Co., Inc.
        *27              -- Financial Data Schedule.
         99.1            -- Joint Venture Agreement dated as of April 18, 1996
                            between Well Services (Marine) Limited and Viking
                            Trinidad Limited, as Partners, and Well Services (Marine)
                            Limited, as Operator, establishing the West Indies
                            Drilling Joint Venture (incorporated by reference to
                            Exhibit 99.1 to the Company's Current Report on Form 8-K
                            filed June 6, 1996).
         99.1.1          -- First Amendment dated effective as of April 1, 1996 to
                            Joint Venture Agreement between Well Services (Marine)
                            Limited and Viking Trinidad Limited, as Partners, and
                            Well Services (Marine) Limited, as Operator (incorporated
                            by reference to Exhibit 99.1.1 to the Company's Current
                            Report on Form 8-K filed June 6, 1996).



---------------


 * Previously filed



** Filed herewith


     All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.