Form 10-K/A
period 1996-12-31
CLIFFS DRILLING CO
filed 1997-11-10
CIK 831964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 2)


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


                   (Exhibit Index Located on Pages 48 to 51)


================================================================================

                         TABLE OF CONTENTS TO FORM 10-K


                                                                     PAGE
                                                                     ----
PART
  I
 1.    Business and Properties.....................................    2
and
 2.
       General.....................................................    2
       Recent Developments.........................................    2
       Industry Conditions and Company Strategy....................    2
       Contract Drilling and MOPU Operations.......................    4
       Oil and Gas Operations......................................    8
       Environmental Controls......................................    8
       Government Regulation.......................................    8
       Risks and Insurance.........................................    9
       Risks Inherent in Foreign Operations........................    9
       Employees...................................................   10
       Other Properties............................................   10
 3.    Legal Proceedings...........................................   10
 4.    Submission of Matters to a Vote of Security-Holders.........   10
PART II
 5.    Market For Registrant's Common Equity and Related
         Stockholder Matters.......................................   10
 6.    Selected Financial Data.....................................   11
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   12
 8.    Financial Statements and Supplementary Data.................   20
 9.    Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure..................................   21
PART III
10.    Directors and Executive Officers of the Registrant..........   21
11.    Executive Compensation......................................   21
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   21
13.    Certain Relationships and Related Transactions..............   21
PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.......................................................   21
SIGNATURES.........................................................   23

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


     Deferred Tax Assets Valuation Allowance



     The Company has recorded a deferred tax asset of $3,811,000 for foreign tax credit carryforwards at December 31, 1996 which expire during the years 1998 through 2001. At December 31, 1996, the Company provided a valuation allowance of $1,589,000 with respect to its deferred tax assets, primarily related to foreign tax credit carryforwards generated in previous years. A majority of the Company's foreign source income is related to operations in Venezuela. Companies operating in Venezuela are required to apply inflationary accounting for tax purposes. Due to the volatile nature of this calculation and the direct relationship it has on the overall effective tax rate on such income, the Company was unable to conclude that it was more likely than not that the resulting deferred tax assets would be fully realized.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The consolidated financial statements and supplementary data of the Company appear on pages 25 through 47 hereof and are incorporated by reference into this
Item 8. Selected quarterly financial data is set forth in Note 14 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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


             See Exhibit Index on pages 48 to 51.


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


November 6, 1997                            CLIFFS DRILLING COMPANY


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


  Rig Mobilization and Demobilization Costs



     The Company defers costs of moving a drilling unit or MOPU under contract to a new area of operation. The deferred mobilization costs are amortized on a straight-line basis over the term of the applicable drilling contract. Unamortized mobilization costs were $24,000 and $338,000 at December 31, 1996 and 1995, respectively.



     Demobilization charges, in general, are reimbursed by the customer based upon contract terms. In situations where demobilization charges are not reimbursed and are expected to be material, estimated demobilization costs are accrued over the term of the applicable contract. Unanticipated demobilization costs are expensed as incurred at the completion of the contract.


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

                            CLIFFS DRILLING COMPANY

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

  Impairment of Long-Lived Assets


     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. SFAS No. 121 requires assets to be grouped, for purposes of evaluating potential impairment of assets, at the lowest level for which there are identifiable cash flows. Previously, the Company evaluated impairment of its oil and gas assets on an aggregate Company-wide basis, rather than a disaggregate basis. Upon the issuance of SFAS No. 121 and receipt of an annual independent petroleum engineering report, the Company began its analysis of impairment under the new guidelines. This evaluation indicated that the undiscounted estimated future cash flows attributable to the proved oil and gas reserves of one property were less than its carrying amount. Accordingly, the Company recorded a $737,000 charge in

                            CLIFFS DRILLING COMPANY

1995 to write the impaired property down to its fair value. The impairment loss is included in "Depreciation, Depletion and Amortization" in the Consolidated Statements of Operations.


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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

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

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary

                            CLIFFS DRILLING COMPANY

Guarantors"), and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company.


     The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments.


     Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The assets, equity, income and cash flows of the non-guarantor subsidiaries on an individual and combined basis are less than 1% of the consolidated assets, equity, income and cash flows, respectively, of the Company and are inconsequential. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows:


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

                            CLIFFS DRILLING COMPANY

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

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depreciation................................  $ 7,235    $ 5,434
  Section 461(H) prepaid expenses...........................    2,593         --
  Undistributed earnings of subsidiaries....................      250         --
                                                              -------    -------
          Total deferred tax liabilities....................   10,078      5,434

                            CLIFFS DRILLING COMPANY

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Foreign tax credits.......................................    3,811      2,450
  Minimum tax credits.......................................      641        500
  Accounts receivable reserves..............................      279        279
  Net operating loss carryforwards..........................      492      1,568
  Unused investment tax credits.............................       --        482
  Percentage depletion carryforward.........................      678        678
  Other, net................................................      738        339
                                                              -------    -------
          Total deferred tax assets.........................    6,639      6,296
Valuation allowance for deferred tax assets.................   (1,589)    (2,309)
                                                              -------    -------
  Net deferred tax assets...................................    5,050      3,987
                                                              -------    -------
     Net deferred tax liabilities...........................  $ 5,028    $ 1,447
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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

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

                            CLIFFS DRILLING COMPANY

13. DISTRIBUTION OF EARNINGS AND ASSETS

     The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area.


                                                                         OPERATING    IDENTIFIABLE
                                                             REVENUES     INCOME         ASSETS
                                                             --------    ---------    ------------
December 31, 1996
  United States..........................................    $ 59,961     $ 6,874       $220,520
  Venezuela..............................................      56,242      14,639         58,890
  Mexico.................................................         793         635          7,250
  Other..................................................      16,113       8,589         52,886
  Corporate Overhead.....................................          --      (6,300)            --
                                                             --------     -------       --------
          Total..........................................    $133,109     $24,437       $339,546
                                                             ========     =======       ========
December 31, 1995
  United States..........................................    $ 30,783     $ 2,178       $ 82,934
  Venezuela..............................................      51,308       5,881         45,434
  Mexico.................................................         543          25            594
  Other..................................................         655         221             --
  Corporate Overhead.....................................          --      (5,289)            --
                                                             --------     -------       --------
          Total..........................................    $ 83,289     $ 3,016       $128,962
                                                             ========     =======       ========
December 31, 1994
  United States..........................................    $ 18,092     $ 1,523       $ 55,034
  Venezuela..............................................      53,809       4,412         53,623
  Mexico.................................................      11,785       7,645         11,510
  Other..................................................           7           5             --
  Corporate Overhead.....................................          --      (5,114)            --
                                                             --------     -------       --------
          Total..........................................    $ 83,693     $ 8,471       $120,167
                                                             ========     =======       ========

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

                                                                     SCHEDULE II

                            CLIFFS DRILLING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

========================================================================================================
                                                        BALANCE    CHARGED
                                                          AT       TO COSTS                BALANCE
                                                       BEGINNING     AND                   AT END
                                                        OF YEAR    EXPENSES   DEDUCTIONS   OF YEAR
                                                       ---------   --------   ----------   -------
--------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
  1996...............................................    $797        $ --       $  --       $797
                                                         ====        ====       =====       ====
  1995...............................................    $408        $400       $ (11)      $797
                                                         ====        ====       =====       ====
  1994...............................................    $697        $200       $(489)      $408
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