Form 10-K/A
period 1996-12-31
CLIFFS DRILLING CO
filed 1997-11-13
CIK 831964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 3)


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


November 12, 1997                           CLIFFS DRILLING COMPANY


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

                            CLIFFS DRILLING COMPANY

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES


     Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture among the Company, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A. de C.V., was awarded a contract for one turnkey bid package to drill 4 turnkey wells in the Bay of Campeche, Mexico. Drilling operations commenced in February, 1993. CNCTI was subsequently awarded 2 turnkey bid packages for 2 wells each in the Bay of Campeche and the Bay of Tampico, Mexico. One and 5 turnkey contracts were completed by CNCTI during the years ended December 31, 1995 and 1994, respectively. The Company's one-third interest in CNCTI is recorded under the equity method. CNCTI completed drilling operations in Mexico during 1995. The following information summarizes the Statements of Operations and Balance Sheets of CNCTI:



                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1996       1995         1994
                                                          ------    ---------    ---------
                                                                   (IN THOUSANDS)
Revenues................................................    $(10)     $24,052      $66,717
Operating expenses......................................     (18)      26,638       58,338
                                                            ----      -------      -------
  Operating income (loss)...............................       8      (2,586)        8,379
Other, net..............................................     (77)         433       (1,525)
                                                            ----      -------      -------
  Net income (loss).....................................    $(69)    $(2,153)      $ 6,854
                                                            ====      =======      =======



                                                               DECEMBER 31,
                                                              ---------------
                                                              1996      1995
                                                              ----     ------
                                                              (IN THOUSANDS)
Current assets..............................................  $844     $3,819
Noncurrent assets...........................................    --         16
                                                              ----     ------
  Total assets..............................................  $844     $3,835
                                                              ====     ======
Current liabilities.........................................  $ 34     $2,580
Equity......................................................   810      1,255
                                                              ----     ------
  Total liabilities and equity..............................  $844     $3,835
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