Form 10-Q
period 1997-09-30
CLIFFS DRILLING CO
filed 1997-11-14
CIK 831964

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

      Number of shares of Common Stock outstanding as of November 12, 1997:
15,468,072


                       (Exhibit Index Located on Page 22)


===============================================================================

                             CLIFFS DRILLING COMPANY
                                    FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    Consolidated Statements of Operations (Unaudited) -
      CLIFFS DRILLING COMPANY
      Three and Nine Months Ended September 30, 1997 and 1996 ............    3

    Consolidated Balance Sheets (Unaudited) -
      CLIFFS DRILLING COMPANY
      September 30, 1997 and December 31, 1996 ...........................    4

    Consolidated Statements of Cash Flows (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three and Nine Months Ended September 30, 1997 and 1996 ...........    5

    Notes to Interim Consolidated Financial Statements (Unaudited) .......    6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................   10


PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES ..........................................   19

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...............................   19

SIGNATURES ...............................................................   21

EXHIBIT INDEX ............................................................   22

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                  Three Months               Nine Months
                                                                               Ended September 30,        Ended September 30,
                                                                             ----------------------    ----------------------
                                                                                1997         1996        1997         1996
                                                                             ---------    ---------    ---------    ---------
                                                                                          (In thousands, except
                                                                                             per share amounts)
REVENUES:
     Revenues ............................................................   $  67,827    $  43,262    $ 187,952    $  86,022
     Income from Equity Investments ......................................         293          235        1,514          331
                                                                             ---------    ---------    ---------    ---------
                                                                                68,120       43,497      189,466       86,353
COSTS AND EXPENSES:
     Operating Expenses ..................................................      36,176       28,805      108,061       58,878
     Depreciation, Depletion and Amortization ............................       5,801        3,578       14,160        6,755
     General and Administrative Expense ..................................       2,263        1,529        6,422        4,343
                                                                             ---------    ---------    ---------    ---------
                                                                                44,240       33,912      128,643       69,976
                                                                             ---------    ---------    ---------    ---------

OPERATING INCOME .........................................................      23,880        9,585       60,823       16,377
OTHER INCOME (EXPENSE):
     Gain (Loss) on Disposition of Assets ................................         125          (39)       2,597        2,608
     Interest Income .....................................................         532        1,068        1,074        1,872
     Interest Expense ....................................................      (4,786)      (3,878)     (12,572)      (5,464)
     Exchange Rate Gain (Loss) ...........................................        (375)         (11)        (157)         137
     Other, net ..........................................................        (467)         (96)      (1,185)        (155)
                                                                             ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES ...............................................      18,909        6,629       50,580       15,375
INCOME TAX EXPENSE .......................................................       6,618        2,320       17,703        5,381
                                                                             ---------    ---------    ---------    ---------
NET INCOME ...............................................................      12,291        4,309       32,877        9,994
DIVIDENDS APPLICABLE TO PREFERRED STOCK ..................................          --           --           --          (31)
                                                                             ---------    ---------    ---------    ---------
NET INCOME APPLICABLE TO COMMON AND  COMMON EQUIVALENT SHARES ............   $  12,291    $   4,309    $  32,877    $   9,963
                                                                             =========    =========    =========    =========

NET INCOME PER SHARE .....................................................   $    0.79    $    0.29    $    2.13    $    0.74
                                                                             =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING ..........................................................      15,557       15,078       15,434       13,522
                                                                             =========    =========    =========    =========

      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                SEPTEMBER 30, DECEMBER 31,
                                                                                                    1997          1996
                                                                                                  ---------    ---------
                                    ASSETS                                                            (In thousands)
CURRENT ASSETS:
    Cash and Cash Equivalents .................................................................   $  51,214    $  39,181
    Accounts Receivable, net of allowance for doubtful accounts of $95 and $797 at
       September 30, 1997 and December 31, 1996, respectively .................................      60,017       28,866
    Notes and Other Receivables, Current ......................................................       3,150        4,922
    Inventories ...............................................................................       6,653        5,807
    Drilling Contracts in Progress ............................................................       9,431       17,669
    Prepaid Insurance .........................................................................       1,235        7,408
    Other Prepaid Expenses ....................................................................      11,181        6,349
                                                                                                  ---------    ---------
          Total Current Assets ................................................................     142,881      110,202

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment ................................................................     380,610      283,223
    Other .....................................................................................      15,011       16,530
                                                                                                  ---------    ---------
                                                                                                    395,621      299,753
    Less:  Accumulated Depreciation, Depletion and Amortization ...............................     (94,855)     (83,279)
                                                                                                  ---------    ---------
          Net Property and Equipment ..........................................................     300,766      216,474

NOTES AND OTHER RECEIVABLES, LONG-TERM ........................................................          --        3,510
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES ......................................       1,572        4,434
DEFERRED CHARGES AND OTHER ....................................................................       5,158        4,926
                                                                                                  ---------    ---------
          TOTAL ASSETS ........................................................................   $ 450,377    $ 339,546
                                                                                                  =========    =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ..........................................................................   $  27,164    $  30,545
    Accrued Interest ..........................................................................       6,630        2,007
    Other Accrued Expenses ....................................................................      19,965        9,429
                                                                                                  ---------    ---------
          Total Current Liabilities ...........................................................      53,759       41,981

10.25% SENIOR NOTES ...........................................................................     203,774      150,000
DEFERRED INCOME TAXES .........................................................................      14,750        5,028
DEFERRED INCOME AND OTHER .....................................................................          33          369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 30,000,000 shares authorized; 15,876,393 and
      7,996,436 shares issued and 15,457,647 and 7,566,504 shares outstanding at
      September 30, 1997 and December 31, 1996, respectively ..................................         159           80
    Paid-In Capital ...........................................................................     158,836      153,513
    Retained Earnings (Deficit) ...............................................................      27,160       (5,717)
    Less:  Notes Receivable from Officers for Restricted Stock ................................        (159)        (186)
           Restricted Stock ...................................................................      (2,764)        (223)
           Treasury Stock, at cost, 418,746 and 429,932 shares at September 30,
              1997 and December 31, 1996, respectively ........................................      (5,171)      (5,299)
                                                                                                  ---------    ---------
           Total Shareholders' Equity .........................................................     178,061      142,168
                                                                                                  ---------    ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $ 450,377    $ 339,546
                                                                                                  =========    =========

      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months             Nine Months
                                                                          Ended September 30,     Ended September 30,
                                                                         --------------------    --------------------
                                                                           1997        1996        1997        1996
                                                                         --------    --------    --------    --------
                                                                                   (In thousands)
OPERATING ACTIVITIES:
    Net Income .......................................................   $ 12,291    $  4,309    $ 32,877    $  9,994
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
         PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation, Depletion and Amortization ......................      5,801       3,578      14,160       6,755
       Deferred Income Tax Expense (Benefit) .........................       (712)      1,561       9,722       4,093
       Mobilization Expense Amortization .............................         --          59          25         255
       Loss (Gain) on Disposition of Assets ..........................       (125)         39      (2,597)     (2,608)
       Amortization of Debt Issue Costs ..............................        209         186         582         266
       Amortization of Restricted Stock ..............................        191           5         269          14
       Amortization of Premium on 10.25% Senior Notes ................       (101)         --        (101)         --
       Other .........................................................        498          72         546         306
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
           Accounts Receivable .......................................    (10,516)     (3,039)    (28,366)    (17,918)
           Inventories ...............................................       (593)       (397)       (846)     (1,306)
           Drilling Contracts in Progress ............................     (3,896)     (7,998)      8,241      (3,873)
           Prepaid Insurance and Other Prepaid Expenses ..............        578      (6,994)      1,316      (8,268)
           Investments in and Advances to Unconsolidated Affiliates...        227        (235)     (1,136)       (331)
           Accounts Payable and Other Accrued Expenses ...............      9,949      17,752      11,778      16,963
                                                                         --------    --------    --------    --------
                  Net Cash Provided By Operating Activities ..........     13,801       8,898      46,470       4,342

INVESTING ACTIVITIES:
    Capital Expenditures .............................................     (8,797)     (8,823)    (56,638)    (22,039)
    Acquisition of Rigs and Related Equipment ........................     (6,000)     (3,072)    (34,500)   (108,477)
    Acquisition of Equity Interest in Rig and Related Equipment.......         --          --          --      (3,187)
    Proceeds from Sale of Property and Equipment .....................        118         270       3,642       1,267
    Insurance Proceeds from Loss of Rig and Related Equipment ........         --          --          --         292
    Collection of Notes Receivable ...................................         --         243       3,537         691
                                                                         --------    --------    --------    --------
                  Net Cash Used In Investing Activities ..............    (14,679)    (11,382)    (83,959)   (131,453)

FINANCING ACTIVITIES:
    Proceeds from Borrowings .........................................     53,875          --      60,375     150,000
    Payments on Borrowings ...........................................     (5,684)         --     (12,184)         --
    Proceeds from Exercise of Stock Options ..........................      2,017          --       2,149          --
    Debt Issue Costs .................................................       (818)         --        (818)     (4,651)
    Acquisition of Treasury Stock ....................................         --          --          --        (661)
    Payments for Redemption of Preferred Stock .......................         --          --          --        (850)
    Preferred Stock Dividends ........................................         --          --          --         (31)
                                                                         --------    --------    --------    --------
                  Net Cash Provided By Financing Activities ..........     49,390          --      49,522     143,807
                                                                         --------    --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................     48,512      (2,484)     12,033      16,696
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................      2,702      45,585      39,181      26,405
                                                                         --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $ 51,214    $ 43,101    $ 51,214    $ 43,101
                                                                         ========    ========    ========    ========


      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 1996.

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

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS No. 128, primary earnings per share computed in accordance with APB Opinion No. 15 will be replaced with a new simpler calculation called basic earnings per share. Basic earnings per share will exclude the dilutive effect of stock options. The adoption of SFAS No. 128 is not expected to result in a material impact on earnings per share amounts for the three and nine months ended September 30, 1997 and 1996.

4.   ACQUISITIONS

     On October 16, 1997, the Company entered into a letter of intent to acquire 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig, and substantially all of the assets used in the offshore contract drilling business of Well Services (Marine) Limited, a Trinidad and Tobago company. The purchase price is $47.0 million, consisting of $23.5 million in cash and $23.5 million in Cliffs Drilling Company Common Stock, subject to certain closing and post-closing adjustments. Closing of the acquisition is subject to execution and delivery of a definitive agreement, certain approvals and consents and satisfaction of customary closing conditions to be contained in the definitive agreement. The closing of the acquisition is expected to occur on or before January 15, 1998.

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig which is currently operating in Brazil. The purchase price was $4.3 million.

     Effective August 1, 1997, the Company acquired substantially all of the remaining 50% interest of the West Indies Drilling Joint Venture (the "WINDJV"), a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited, which owns one jack-up drilling rig. The purchase price was $6.0 million. In connection with the acquisition, the Company also repaid $5.7 million of indebtedness owed by the WINDJV.

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda. which owned the jack-up drilling rig ATENA, four 1,500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil (the "AGP Acquisition"). The ATENA has been renamed Cliffs Drilling 156 and the four land rigs have been designated as Cliffs Drilling 34, 35, 36 and 37. The purchase price was $28.5 million in cash.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation, a Delaware corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares of the Company's Common Stock, before effects of the Stock Split, and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). The 50% interest in the WINDJV acquired by the Company is actually the interest held by Cliffs Drilling Trinidad Limited, which the Company acquired on the same day. In addition, on May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company ("Diamond") for $4.5 million. The Company renamed this unit Cliffs Drilling 155. On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million which was refurbished and commenced operations during the second quarter of 1997 in Venezuela.

5.   NOTES PAYABLE

     Long-term debt at September 30, 1997 was $203.8 million, including note premium, and consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $200.0 million.

     Senior Notes in the principal amount of $150.0 million were sold by the Company on May 23, 1996 in connection with the Southwestern Rigs acquisition. Senior Notes in the principal amount of $50.0 million were sold at a premium by the Company on August 7, 1997. Proceeds to the Company from the sale of the $50.0 million Senior Notes, prior to deducting costs of the offering, were approximately $53.9 million. The Company has used approximately $6.0 million of the net proceeds to acquire substantially all of the remaining 50% interest of the WINDJV, $5.7 million to repay indebtedness owed by the WINDJV and $4.3 million to purchase a platform drilling rig in Brazil which was previously leased by the Company. The Company intends to use the remainder of the net proceeds to acquire additional assets, refurbish and renovate a portion of its existing rig fleet and for other general corporate purposes.

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"), and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company, although title to 1% of the outstanding equity interest in the WINDJV is owned of record by a third party for the beneficial interest of the Company.

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

                                                  AT SEPTEMBER 30,
                                                -------------------
                                                  1997       1996
                                                --------   --------
                                                  (In thousands)
Current Assets ..............................   $ 27,313   $ 19,295
Non-Current Assets ..........................    158,140    135,934
                                                --------   --------
     Total Assets ...........................   $185,453   $155,229
                                                ========   ========

Current Liabilities .........................   $ 14,053   $ 12,122
Non-Current Liabilities .....................    121,316    132,941
Equity ......................................     50,084     10,166
                                                --------   --------
     Total Liabilities and Equity ...........   $185,453   $155,229
                                                ========   ========

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                -------------------
                                                  1997       1996
                                                --------   --------
                                                  (In thousands)
Revenues ....................................   $ 66,668   $ 27,011
Operating Income ............................   $ 28,627   $  8,771
Net Income ..................................   $ 12,484   $  3,187

6.   GAIN ON DISPOSITION OF ASSET

     The Company recorded a gain of $2.7 million on the disposition of various oil and gas related interests during the second quarter of 1997. The oil and gas related interests secured the long-term note receivable valued at $3.5 million at December 31, 1996. This note was settled in full in connection with the asset sale.

7.   PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150.0 million Senior Notes and the issuance of 1.2 million shares of the Company's Common Stock, before effects of the Stock Split, valued at an average price of $18.51 per share in connection with the acquisition of the Southwestern Rigs.

     The pro forma financial information is based upon the historical consolidated financial statements of the Company and Southwestern for the nine months ended September 30, 1996. The historical results of Southwestern include the results of operations of the rigs that were available for service during the indicated periods.

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

                                                          NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1996
                                                        ---------------------
                                                        (In thousands, except
                                                          per share amounts)
Revenues..........................................         $    100,916
Net Income .......................................                5,989
Net Income Per Share .............................         $       0.40

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

     The Company recognized net income of $12.3 million during the third quarter of 1997 compared to net income of $4.3 million in the third quarter of 1996. Revenues increased $24.6 million and operating income increased $14.3 million in the same period. These increases were partially offset by $.9 million of increased interest expense associated with the Senior Notes and $4.3 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                                                                            INCREASE
                                                                      1997        1996     (DECREASE)
                                                                    --------    --------    --------
                                                                               (In thousands)
Revenues:
    Daywork Drilling ............................................   $ 49,654    $ 26,894    $ 22,760
    Engineering Services ........................................     19,709      18,857         852
    MOPU Operations .............................................      2,698         956       1,742
    Oil and Gas .................................................          4         372        (368)
    Eliminations ................................................     (3,945)     (3,582)       (363)
                                                                    --------    --------    --------
        Consolidated ............................................   $ 68,120    $ 43,497    $ 24,623
                                                                    ========    ========    ========

Operating Income (Loss):
    Daywork Drilling ............................................   $ 20,461    $  8,023    $ 12,438
    Engineering Services ........................................      4,733       2,437       2,296
    MOPU Operations .............................................      1,100         603         497
    Oil and Gas .................................................        (58)         49        (107)
    Corporate Office ............................................     (2,356)     (1,557)       (799)
    Eliminations ................................................         --          30         (30)
                                                                    --------    --------    --------
        Consolidated ............................................   $ 23,880    $  9,585    $ 14,295
                                                                    ========    ========    ========

Daywork Drilling

     Daywork drilling revenues increased $22.8 million and operating income increased $12.4 million in the third quarter of 1997 compared to the third quarter of 1996. Of the $12.4 million increase in operating income, $9.9 million was generated from the various jack-up and land drilling rig acquisitions completed since May, 1996. Operating income also increased due to improved dayrates for the Company's jack-up and land drilling rigs.

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

     On January 24, 1997, the Company completed the AGP Acquisition which included one jack-up drilling rig and 4 land rigs for a purchase price of $28.5 million in cash. The jack-up drilling rig acquired was renamed Cliffs Drilling 156 and is currently operating in Venezuela. The Company completed refurbishment activities on 2 of the 4 land drilling rigs. One of the land drilling rigs commenced operations in Venezuela during May, 1997, and the Company is currently marketing the other unit for operations in Venezuela. The Company expects to complete refurbishment activities on the other 2 land drilling rigs during the next six months and will subsequently market the units for operations in Venezuela.

     Effective August 1, 1997, the Company acquired substantially all of the remaining 50% interest of the WINDJV. The purchase price was $6.0 million. In connection with the acquisition, the Company also repaid $5.7 million of indebtedness owed by the WINDJV.

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig which is currently operating in Brazil. The purchase price was $4.3 million.

     On October 16, 1997, the Company entered into a letter of intent to acquire 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig, and substantially all of the assets used in the offshore contract drilling business of Well Services (Marine) Limited, a Trinidad and Tobago company. The purchase price is $47.0 million, consisting of $23.5 million in cash and $23.5 million in Cliffs Drilling Company Common Stock, subject to certain closing and post-closing adjustments. Closing of the acquisition is subject to execution and delivery of a definitive agreement, certain approvals and consents and satisfaction of customary closing conditions to be contained in the definitive agreement. The closing of the acquisition is expected to occur on or before January 15, 1998. See "Liquidity and Capital Resources."

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                    INCREASE
                                                 1997      1996    (DECREASE)
                                                -------   -------   -------
                                                      (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International ..........................   $14,688   $ 6,113   $ 8,575
     Domestic ...............................    21,149    14,103     7,046
   Land Rigs ................................    10,399     5,017     5,382
   Other (2) ................................     3,418     1,661     1,757
                                                -------   -------   -------
         Total ..............................   $49,654   $26,894   $22,760
                                                =======   =======   =======
Average Rig Utilization (3):
   Jack-up Rigs:
     International ..........................       100%      100%
     Domestic ...............................        98%       97%
   Land Rigs ................................        98%      100%

Average Dayrates (4):
   Jack-up Rigs:
     International...........................   $31,779   $24,467
     Domestic................................    30,359    22,054
   Land Rigs.................................    13,898     8,821

------------------

(1)  Includes revenues earned from affiliates.

(2) Includes Cliffs Drilling 201, which was bareboat chartered to a 50% owned joint venture for use as a drilling rig during the third quarter of 1997 and as a workover rig to a third party during the same period in 1996, WINDJV operations prior to August 1, 1997, 2 labor maintenance contracts and a Brazilian platform rig operation during the third quarter of 1997.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $.9 million and operating income increased $2.3 million in the third quarter of 1997 compared to the third quarter of 1996. The Company completed 4 turnkey contracts in the third quarter of 1997 at improved margins compared to the 4 turnkey contracts completed during the same period in 1996.

     In February, 1997, the Company was awarded a contract to drill 12 turnkey wells for Corpoven, S.A. in Venezuela. Total expected revenues for the 12 wells are approximately $90.3 million. The Company began drilling the wells during February, 1997 and expects to complete the 12-well package in May, 1998. Two of the 4 wells completed during the third quarter of 1997 were part of this 12 well package.

     At September 30, 1997, the Company had 3 turnkey wells in progress, all in Venezuela.

MOPU Operations

     MOPU revenues increased $1.7 million and operating income increased $.5 million in the third quarter of 1997 compared to the third quarter of 1996. The increases in revenues and operating income were primarily due to operations associated with 3 MOPUs, none of which operated during the third quarter of 1996.

     The Company currently owns 5 MOPUs, all of which are under contract and are currently operating. The Company is evaluating conversion of one of its MOPUs to a jack-up drilling rig. The estimated cost of the conversion is $20 million and the estimated conversion period is six to nine months. The Company is currently marketing the unit for international drilling operations. See "Liquidity and Capital Resources."

Oil and Gas

     Oil and gas revenues decreased $.4 million and operating losses increased $.1 million in the third quarter of 1997 compared to the third quarter of 1996. Revenues decreased and operating losses increased primarily due to the disposition of certain of the Company's oil and gas properties. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1997.

Corporate Overhead

     Corporate overhead increased $.8 million in the third quarter of 1997 compared to the third quarter of 1996, primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

     The Company recognized $11.6 million of other expense, including income taxes, during the third quarter of 1997 compared to $5.3 million of other expense during the same period in 1996. The net increase in other expenses resulted primarily from an increase in income taxes of $4.3 million and a $.9 million increase in interest expense associated with the Senior Notes. See "Liquidity and Capital Resources."

Nine Months Ended September 30, 1997 and 1996

     The Company recognized net income of $32.9 million in the first nine months of 1997 compared to net income of $10.0 million during the same period in 1996. Revenues increased $103.1 million and operating income increased $44.4 million in the same period. These increases were partially offset by $7.1 million of increased interest expense associated with the Senior Notes and $12.3 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.


                                                                                          INCREASE
                                                                 1997         1996       (DECREASE)
                                                               ---------    ---------    ---------
                                                                          (In thousands)
Revenues:
    Daywork Drilling .......................................   $ 123,482    $  46,454    $  77,028
    Engineering Services ...................................      68,965       43,438       25,527
    MOPU Operations ........................................       6,023        3,277        2,746
    Oil and Gas ............................................         197        1,010         (813)
    Eliminations ...........................................      (9,201)      (7,826)      (1,375)
                                                               ---------    ---------    ---------
        Consolidated .......................................   $ 189,466    $  86,353    $ 103,113
                                                               =========    =========    =========

Operating Income (Loss):
    Daywork Drilling .......................................   $  50,834    $  12,102    $  38,732
    Engineering Services ...................................      14,051        6,560        7,491
    MOPU Operations ........................................       2,633        2,251          382
    Oil and Gas ............................................         (69)        (111)          42
    Corporate Office .......................................      (6,626)      (4,425)      (2,201)
    Eliminations ...........................................          --           --           --
                                                               ---------    ---------    ---------
        Consolidated .......................................   $  60,823    $  16,377    $  44,446
                                                               =========    =========    =========

Daywork Drilling

     Daywork drilling revenues increased $77.0 million and operating income increased $38.7 million in the first nine months of 1997 compared to the same period in 1996. Of the $38.7 million increase in operating income, $29.5 million was generated from the various jack-up and land drilling rig acquisitions completed since May, 1996. Operating income also increased due to improved dayrates for the Company's jack-up and land drilling rigs.

     See "Results of Operations -- Three Months Ended September 30, 1997."

     The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                    INCREASE
                                                 1997      1996    (DECREASE)
                                                -------   -------   -------
                                                      (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International ..........................  $ 33,385   $10,026   $23,359
     Domestic ...............................    55,875    18,687    37,188
   Land Rigs ................................    24,459    14,426    10,033
   Other (2) ................................     9,763     3,315     6,448
                                                -------   -------   -------
         Total ..............................  $123,482   $46,454   $77,028
                                               ========   =======   =======

Average Rig Utilization (3):
   Jack-up Rigs:
     International ..........................       100%     100%
     Domestic ...............................        99%      97%
   Land Rigs ................................        98%     100%

Average Dayrates (4):
   Jack-up Rigs:
     International ..........................  $ 29,639   $23,549
     Domestic ...............................    28,533    21,560
   Land Rigs ................................    12,551     8,616

---------------------

(1) Includes revenues earned from affiliates.

(2) Includes Cliffs Drilling 201, which was bareboat chartered to a 50% owned joint venture for use as a drilling rig during the first nine months of 1997 and as a workover rig to a third party during the same period in 1996, WINDJV operations prior to August 1, 1997, 2 labor maintenance contracts and a Brazilian platform rig operation during 1997.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues less non-recurring revenues divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $25.5 million and operating income increased $7.5 million in the first nine months of 1997 compared to the same period in 1996. The Company completed 11 turnkey contracts at improved operating margins in the first nine months of 1997 compared to 8 contracts in the same period in 1996.

     See "Results of Operations -- Three Months Ended September 30, 1997."

MOPU Operations

     MOPU revenues increased $2.7 million and operating income increased $.4 million in the first nine months of 1997 compared to the same period in 1996. The increases in revenues and operating income were primarily due to operations associated with 2 MOPUs, neither of which operated during the first nine months of 1996. The loss of income from Cliffs Drilling 11, which was sold during the second quarter of 1996, partially offset the increase in operating income.

     See "Results of Operations -- Three Months Ended September 30, 1997."

Oil and Gas

     Oil and gas revenues decreased $.8 million and operating losses were consistent in the first nine months of 1997 compared to the same period in 1996. Revenues decreased primarily due to the disposition of certain of the Company's oil and gas properties. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1997.

Corporate Overhead

     Corporate overhead increased $2.2 million in the first nine months of 1997 compared to the same period in 1996, primarily due to increased costs associated with the Southwestern operations.

Other Income (Expense) and Income Taxes

     The Company recognized $27.9 million of other expense, including income taxes, during the first nine months of 1997 compared to $6.4 million of other expense during the same period in 1996. The net increase in other expenses resulted primarily from an increase in income taxes of $12.3 million and a $7.1 million increase in interest expense associated with the Senior Notes. See "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $12.0 million from $39.2 million at December 31, 1996 to $51.2 million at September 30, 1997. The increase resulted from $46.5 million provided by operating activities and $49.5 million provided by financing activities, offset in part by $84.0 million used in investing activities.

Operating Activities

     Net cash of $46.5 million provided by operating activities included $9.0 million used in working capital and other activities. "Accounts Receivable" increased from December 31, 1996 to September 30, 1997 due primarily to the timing of turnkey completions, increases in dayrates and the timing of cash receipts related to U.S. Gulf of Mexico daywork drilling operations.

Investing Activities

     Net cash of $84.0 million used in investing activities included $28.5 million used to fund the AGP Acquisition which closed during January, 1997, $6.0 million used to acquire substantially all of the remaining 50% interest in the WINDJV, and $56.6 million used to fund upgrade and renovation activities on other drilling rigs and MOPUs.

     The Company has capital expenditure requirements totaling approximately $6 million during the remainder of 1997. The Company intends to fund these capital expenditure requirements with available cash and internally-generated cash flow.

     The Company recorded a gain of $2.7 million on the disposition of various oil and gas related interests. The oil and gas related interests secured the long-term note receivable valued at $3.5 million at December 31, 1996.
This note was settled in full in connection with the asset sale.

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig which is currently operating in Brazil. The purchase price was $4.3 million.

     The Company is evaluating conversion of one of its MOPUs to a jack-up drilling rig. The estimated cost of the conversion is $20 million and the estimated conversion period is six to nine months. The Company is currently marketing the unit for international drilling operations.

     On October 16, 1997, the Company entered into a letter of intent to acquire 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig, and substantially all of the assets used in the offshore contract drilling business of Well Services (Marine) Limited, a Trinidad and Tobago company. The purchase price is $47.0 million, consisting of $23.5 million in cash and $23.5 million in Cliffs Drilling Company Common Stock, subject to certain closing and post-closing adjustments. Closing of the acquisition is subject to execution and delivery of a definitive agreement, certain approvals and consents and satisfaction of customary closing conditions to be contained in the definitive agreement. The closing of the acquisition is expected to occur on or before January 15, 1998.

Financing Activities

     Senior Notes in the principal amount of $150.0 million were sold by the Company on May 23, 1996 in connection with the acquisition of the Southwestern Rigs. Senior Notes in the principal amount of $50.0 million were sold at a premium by the Company on August 7, 1997. Proceeds to the Company from the sale of the $50.0 million Senior Notes, prior to deducting costs of the offering, were approximately $53.9 million. The Company has used approximately $6.0 million of the net proceeds to acquire substantially all of the remaining 50% interest of the WINDJV, $5.7 million to repay indebtedness owed by the WINDJV and $4.3 million to purchase a platform drilling rig in Brazil which was previously leased by the Company. The Company intends to use the remainder of the net proceeds to acquire additional assets, refurbish and renovate a portion of its existing rig fleet and for other general corporate purposes.

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

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by the Subsidiary Guarantors, and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company, although title to 1% of the outstanding equity interest in the WINDJV is owned of record by a third party for the beneficial interest of the Company.

     The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments.

     On June 27, 1996, the Company and ING (U.S.) Capital Corporation ("ING") modified and amended the Company's $20 million Revolving Credit Facility to, among other things, increase the amount available under such facility to $35 million. The Revolving Credit Facility matures on May

31, 1998. At September 30, 1997, the Company had no indebtedness outstanding under the Revolving Credit Facility.

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

Exchange Rate Gains and Losses

     Approximately 46% of the Company's revenues and a substantial portion of its operating income were sourced from its Venezuelan operations during the first nine months of 1997. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996; however, the Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar occurred at that date, which subjected the Company to exchange rate losses on its net monetary assets. Foreign currency exchange rate losses of $1.2 million incurred during 1996 offset exchange rate gains realized during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

                                     PART II

                                OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

     During the first nine months of 1997, 15,539 shares of the Company's common stock, $.01 par value, held by the Company as treasury shares were sold to the Cliffs Drilling Company 401(k) Savings Plan at an aggregate price of approximately $581,000, with individual transactions at market prices on the various dates of sale ranging from $25.00 to $64.88 per share. These sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, inasmuch as these sales constituted transactions by the issuer not involving a public offering. All references to the number of shares and per share amounts in this item have been restated to reflect the Stock Split.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           4.4 Indenture dated as of August 7, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company and DRL, Inc., as subsidiary guarantors, and State Street Bank and Trust Company, as trustee, including a form of the Company's 10.25% Senior Notes due 2003 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           4.4.1 First Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited and the West Indies Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.4.1 to the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           4.5 Registration Rights Agreement dated as of July 31, 1997 by and among the Company, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Jefferies & Company, Inc., and ING Baring (U.S.) Securities, Inc. (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           10.19.3 Third Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited and the West Indies Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, successor to Fleet National Bank, as trustee (incorporated by reference to Exhibit 4.3.3 to the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           10.20      Indenture dated as of August 7, 1997 (included as Exhibit
                      4.4).

           10.20.1 First Supplemental Indenture dated as of August 29, 1997 (included as Exhibit 4.4.1).

           10.21 Registration Rights Agreement dated as of July 31, 1997 (included as Exhibit 4.5).

           27         Financial Data Schedule.

     (b)   Reports on Form 8-K

           One report dated September 19, 1997 was filed by the Company on Form 8-K during the three months ended September 30, 1997 which updated the unaudited pro forma financial information with respect to the Company's acquisition on May 23, 1996 of 9 jack-up drilling rigs and a 50% interest in a joint venture which owns an additional drilling rig.

           One report dated October 16, 1997 was filed by the Company on Form 8-K subsequent to September 30, 1997 which reported that the Company entered into a letter of intent to acquire 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business of Well Services (Marine) Limited.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLIFFS DRILLING COMPANY

Date:  November 13, 1997               By: /s/ Edward A. Guthrie
      --------------------                 -----------------------------
                                               Edward A. Guthrie
                                           Vice President - Finance



Date:  November 13, 1997               By: /s/ Cindy B. Taylor
      --------------------                 -----------------------------
                                               Cindy B. Taylor
                                           Vice President - Controller

                                  EXHIBIT INDEX


           4.4 Indenture dated as of August 7, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company and DRL, Inc., as subsidiary guarantors, and State Street Bank and Trust Company, as trustee, including a form of the Company's 10.25% Senior Notes due 2003 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           4.4.1 First Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited and the West Indies Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.4.1 to the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           4.5 Registration Rights Agreement dated as of July 31, 1997 by and among the Company, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Jefferies & Company, Inc., and ING Baring (U.S.) Securities, Inc. (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           10.19.3 Third Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited and the West Indies Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, successor to Fleet National Bank, as trustee (incorporated by reference to Exhibit 4.3.3 to the Company's Registration Statement on Form S-4, No. 333-36325, filed September 24, 1997).

           10.20      Indenture dated as of August 7, 1997 (included as Exhibit
                      4.4).

           10.20.1 First Supplemental Indenture dated as of August 29, 1997 (included as Exhibit 4.4.1).

           10.21 Registration Rights Agreement dated as of July 31, 1997 (included as Exhibit 4.5).

           27         Financial Data Schedule.