Form 10-K
period 1997-12-31
CLIFFS DRILLING CO
filed 1998-03-06
CIK 831964

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-16703

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

         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
               (Title of Class)                 (Name of Each Exchange on Which Registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates as of March 4, 1998 was $627,702,676. All executive officers and directors of the Registrant are treated as if they may be deemed affiliates of the Registrant.

     Number of shares of Common Stock, $.01 par value, of the Registrant outstanding at March 4, 1998 was 15,913,506.

                      DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS                            REFERENCED IN THIS REPORT
                         ---------                            -------------------------
Certain portions of the Registrant's definitive proxy
  statement for the 1998 Annual Meeting of Shareholders.....          Part III

                   (Exhibit Index Located on Pages 50 to 55)
================================================================================

                         TABLE OF CONTENTS TO FORM 10-K

                                                                     PAGE
                                                                     ----
PART I
 1.    Business and Properties.....................................    2
and
 2.
       General.....................................................    2
       Recent Developments.........................................    2
       Industry Conditions and Company Strategy....................    3
       Contract Drilling and MOPU Operations.......................    4
       Oil and Gas Operations......................................    8
       Environmental Controls......................................    9
       Government Regulation.......................................    9
       Risks and Insurance.........................................    9
       Risks Inherent in Foreign Operations........................   10
       Employees...................................................   10
       Other Properties............................................   11
 3.    Legal Proceedings...........................................   11
 4.    Submission of Matters to a Vote of Security-Holders.........   11
PART II
 5.    Market For Registrant's Common Equity and Related
         Stockholder Matters.......................................   11
 6.    Selected Financial Data.....................................   13
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   15
 8.    Financial Statements and Supplementary Data.................   23
 9.    Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure..................................   23
PART III
10.    Directors and Executive Officers of the Registrant..........   24
11.    Executive Compensation......................................   24
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   24
13.    Certain Relationships and Related Transactions..............   24
PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.......................................................   24
SIGNATURES.........................................................   26

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cliffs Drilling Company, a Delaware corporation (the "Company"), is an international contract drilling and engineering company. The Company is primarily engaged in daywork drilling, engineering services, and to a lesser extent, the development and operation of mobile offshore production units ("MOPUs"). The Company has historically deployed its assets in areas where it can achieve long-term growth and generate stable cash flows and net income. This strategy has led to six consecutive years of positive net income. The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela and the Middle East. The Company currently owns 16 jack-up drilling rigs, 11 land rigs, 3 platform rigs and 4 MOPUs.

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

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed within "ITEMS 1. and 2. Business and Properties," "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K.

RECENT DEVELOPMENTS

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad (the "Well Services Acquisition") previously operated by Well Services (Marine) Ltd. ("Well Services"), pursuant to an Asset Purchase Agreement dated as of December 29, 1997, by and among Cliffs Drilling Trinidad Offshore Limited, a Trinidad and Tobago private limited company which is wholly-owned by the Company and one of its affiliates; Well Services; Charles A. Brash of San Fernando, Trinidad, W.I.; and Phillip A. Pollonais of San Fernando, Trinidad, W.I. (collectively the "Sellers"). The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock, $.01 par value per share ("Common Stock"). An additional $3.0 million of contingent cash consideration may be paid to the Sellers if certain post-closing criteria are met. The outcome of the contingency is not determinable at this time, and relates to the ultimate valuation of the assets acquired. The 2 platform rigs and the jack-up drilling/workover rig are currently operating under contracts in Trinidad. Substantially all of the employees of Well Services used in its offshore drilling business have become employees of the Company.

     In March, 1998, the Company received a letter of intent from PDVSA Exploration and Production, the Venezuelan government-owned oil company ("PDVSA"), to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The Company expects to commence drilling under the program in

March or April, 1998. The program is expected to extend over approximately three and one-half years and will utilize 7 of the Company's land drilling rigs which are currently located in Venezuela. No assurance can be given that a contract with acceptable terms will be negotiated, that all 60 wells will ultimately be drilled, or that the program can be completed within the intended time frame.

     On June 9, 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend to holders of record on May 22, 1997 (the "Stock Split"). All references to number of shares and per share amounts have been restated to reflect the Stock Split, unless otherwise indicated.

INDUSTRY CONDITIONS AND COMPANY STRATEGY

     Activity in the contract drilling industry and related oil service businesses has improved recently due to increased worldwide demand for oil and natural gas. Over the past several years, the supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in the highest utilization rates since 1985. In addition, oil and gas companies have experienced decreases in exploration and production costs from technological advances such as increased use of 3-D seismic surveys, advances in drill bits and completion technologies and use of new production techniques such as MOPUs and subsea completions. In an effort to more quickly realize the significant gas revenues attainable from shallow water drilling in the Gulf of Mexico, oil and gas companies are producing reserves at faster rates. These enhanced production methods increase the net present value of the reserves produced and significantly shorten the reserve life in the Gulf of Mexico, thereby necessitating additional drilling. In addition, the U.S. natural gas market has improved after experiencing weak market conditions throughout the early 1990s. All of these factors have resulted in increased demand for offshore drilling rigs and an increase in both utilization and dayrates for jack-up drilling rigs. During the last few months, crude oil prices have declined from 1997 levels. If weak commodity prices were to extend over a long period of time, the Company's business could be adversely affected. However, management believes the current market dynamics in the Gulf of Mexico, South America, the Middle East and other international areas will result in high utilization of the Company's rigs and services.

     As part of its business strategy, the Company has sought to identify business opportunities that would expand its asset base, increase profitability and enhance shareholder value. The Company's acquisition criteria include, among others, transactions designed to increase operating leverage and diversify geographically.

  Acquisitions and Dispositions of Assets

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad previously operated by Well Services. See "Business and Properties -- Recent Developments."

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig which is currently operating in Brazil. The cash purchase price was $4.3 million.

     Effective August 1, 1997, the Company acquired substantially all of the remaining 50% interest in the West Indies Drilling Joint Venture (the "WINDJV"). The purchase price was $8.4 million consisting of $6.0 million of cash and $2.4 million of debt assumed, net of various working capital amounts acquired.

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda., which owned the jack-up drilling rig ATENA, four 1500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil (the "AGP Acquisition"). The purchase price was $28.5 million in cash.

     On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million.

     On June 19, 1996, Cliffs Drilling No. 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico, and the charterer exercised its option to purchase the unit for $5.4 million, resulting in a gain of $2.7 million.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV, which owned an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation ("Southwestern"). The purchase price of the

Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares (pre-split basis) of the Company's Common Stock and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). The 50% interest in the WINDJV acquired by the Company is actually the interest held by Cliffs Drilling Trinidad Limited, which the Company acquired on the same day.

     On May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company ("Diamond") for $4.5 million. The Company renamed this unit Cliffs Drilling 155.

CONTRACT DRILLING AND MOPU OPERATIONS

     Management has adopted a proactive approach to identify, develop and exploit 3 market segments which the Company believes provide higher margins and reliable operating income and cash flow. The Company's major business segments are daywork drilling, engineering services and MOPU operations. See Note 13 of Notes to Consolidated Financial Statements.

  Daywork Drilling

     The Company began operations as a daywork contract driller in the Gulf of Mexico and the Texas/Louisiana Gulf Coast region. Because of depressed conditions in the domestic oil and gas industry during the 1980s and early 1990s, the Company sold certain drilling rigs and deployed its remaining rigs into selected international markets. These strategic decisions were made to enable the Company to stabilize cash flows during an extended market downturn. The Company currently has an established base of term contracts in both drilling and production operations.

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

     Most of the Company's drilling contracts are obtained through competitive bids. Generally, domestic drilling contracts are for a single well or multiple wells, while foreign drilling contracts are generally for a period of one to three years, with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts typically obligate the Company to pay certain operating expenses, including wages of drilling personnel, maintenance expenses, incidental rig supplies, equipment and local office facilities. Domestic drilling contracts are typically subject to termination by the customer on short notice. Foreign drilling contracts generally require longer notice periods for termination and also may require that the customer pay mobilization and demobilization expenses.

     The Company currently owns and operates 30 drilling rigs, including 16 jack-up drilling rigs, 11 land drilling rigs and 3 platform drilling rigs. Of the 16 jack-up drilling rigs owned by the Company, 15 are cantilevered, 7 have top drives and substantially all have been refurbished in the last five years. The Company currently operates 8 jack-up rigs in the Gulf of Mexico, 2 jack-up rigs in each of Venezuela, Qatar and Trinidad, and one jack-up rig in Mexico. One jack-up rig is currently in the shipyard undergoing conversion from a MOPU to a drilling rig and is contracted to work offshore Venezuela for a one-year term once the conversion is completed. The Company also operates 8 land rigs in Venezuela, 2 platform rigs in Trinidad and one platform rig in Brazil. The Company has 2 land rigs which are currently being reactivated in Venezuela and one that will commence operations in June, 1998.

  Engineering Services

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

     In recent years, the domestic turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. Domestic turnkey operators have been very aggressive in pricing Gulf of Mexico turnkeys, and competition is intense. The Company has shifted its emphasis toward drilling more international turnkeys, principally in Venezuela, where margins have been greater. International turnkeys have achieved greater acceptance, and the Company believes that expansion opportunities exist in this market. The Company believes its expertise has enabled it to be more selective in its turnkey drilling operations and to achieve profitable turnkey drilling operating results.

     From 1982 through December 31, 1997, the Company completed 284 turnkeys with aggregate revenues of $781.3 million, direct income before depreciation and allocated overhead of $111.4 million and operating income of $81.5 million. The Company completed 14 turnkey drilling contracts during 1997 and 13 turnkey drilling contracts during 1996, with revenues of $91.2 million and $56.1 million, respectively. The increase in revenues was primarily attributable to the mix of turnkey wells drilled during 1997 and 1996, respectively, with more international turnkeys drilled during 1997. Four turnkey drilling contracts were completed from December 31, 1997 to February 28, 1998 with contract revenues of $28.1 million. The Company currently has one Venezuelan and 2 domestic turnkey drilling contracts in progress with aggregate expected contract revenues of approximately $16.5 million.

     In March, 1998, the Company received a letter of intent from PDVSA to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The Company expects to commence drilling under the program in March or April, 1998. The program is expected to extend over approximately three and one-half years and will utilize 7 of the Company's land drilling rigs which are currently located in Venezuela. No assurance can be given that a contract with acceptable terms will be negotiated, that all 60 wells will ultimately be drilled, or that the program can be completed within the intended time frame.

  MOPU Operations

     Since 1989, the Company has pioneered the development and operation of MOPUs, which allow the Company to participate in the more stable oil and gas production market. MOPUs are offshore production systems, usually converted jack-up rigs, from which the drilling equipment is removed and production equipment is installed. MOPUs are generally contracted on a dayrate basis for a period of years or a period of time sufficient to obtain the economic production from an offshore oil and gas field or wells within such field. These contracts are characterized by relatively high operating margins, with most of the operating costs assumed by the customer. Under such contracts, the Company is generally responsible for maintenance, operation and repair of the MOPU hull structure. The Company is generally not responsible for risk of pollution or for damage to or replacement of the customer's production equipment, although the Company generally is responsible for damage to its own production equipment. The Company maintains insurance coverage against risk of damage to or loss of the MOPUs and related equipment as is customary in the industry. See "Business and Properties -- Risks and Insurance." It is not unusual for such contracts to contain renewal provisions at the option of the customer.

     The Company currently owns 4 MOPUs capable of operating in both domestic and foreign waters. Two of the MOPUs are currently operating in the Gulf of Mexico and 2 are working in international locations. Contracts on the 2 international MOPUs include buy-out options.

  Drilling Rigs and MOPUs

     The following table provides the current status of and information about the drilling rigs and MOPUs owned and operated by the Company. Most of these assets are pledged to secure the Company's revolving credit facility (the "Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING"), formerly International Nederlanden (U.S.) Capital Corporation.

                                                           RATED DEPTH
                                        YEAR DELIVERED/  ----------------                      TYPE OF        EXPIRATION
          EQUIPMENT            TYPE(a)    REFURBISHED    WATER   DRILLING      LOCATION        CONTRACT          DATE
          ---------            -------  ---------------  -----   --------   --------------  --------------  ---------------
JACK-UP DRILLING RIGS
Domestic(8)
  Cliffs Drilling 100........    MC       1982 / 1993    100'    25,000'    Gulf of Mexico  Multiple Wells  June, 1998
  Cliffs Drilling 150........    IC       1979 / 1994    150'    20,000'    Gulf of Mexico  Multiple Wells  March, 1999
  Cliffs Drilling 151........    IC       1981 / 1993    150'    25,000'    Gulf of Mexico  Term Daywork    September, 1998
  Cliffs Drilling 152........    MC       1980 / 1993    150'    25,000'    Gulf of Mexico  Term Daywork    June, 1998
  Cliffs Drilling 153........    MC       1980 / 1994    150'    25,000'    Gulf of Mexico  Term Daywork    September, 1998
  Cliffs Drilling 154........    IC       1979 / 1996    150'    20,000'    Gulf of Mexico  Multiple Wells  April, 1998
  Cliffs Drilling 180........    MS       1978 / 1997    184'    25,000'    Gulf of Mexico  Multiple Wells  May, 1998
  Cliffs Drilling 200........    MC       1979 / 1992    200'    25,000'    Gulf of Mexico  Multiple Wells  June, 1998
International(8)
  LASALLE....................    IC       1982 / 1997    190'    25,000'        Qatar       Term Daywork    April, 2000
  Cliffs Drilling 101(b).....    MC       1973 / 1991    100'        N/A       Trinidad     Term Daywork    February, 1999
  Cliffs Drilling 155........    IC       1980 / 1996    150'    22,000'      Venezuela     Term Daywork    April, 1998
  Cliffs Drilling 156........    IC          1983        150'    25,000'      Venezuela     Term Daywork    March, 1998
  Cliffs Drilling 160........    IC       1980 / 1996    160'    20,000'        Qatar       Term Daywork    August, 1998
  Cliffs Drilling 201........    MC       1980 / 1996    200'    20,000'        Mexico      Term Daywork    October, 1998
  Cliffs Drilling 202........    MC       1980 / 1998    200'    25,000'       Shipyard     Term Daywork    June, 1999
  Southwestern Marine 4......    MC       1982 / 1996    110'    25,000'       Trinidad     Term Daywork    June, 1998
PLATFORM DRILLING RIGS
International(3)
  Cliffs Drilling 1..........    --          1988          --    18,000'       Trinidad     Term Daywork    January, 1999
  Cliffs Drilling 3..........    --          1993          --    25,000'       Trinidad     Term Daywork    September, 1998
  Cliffs Drilling 17.........    --          1996          --    12,000'        Brazil      Term Daywork    November, 2000
LAND DRILLING RIGS
International(11)
  Cliffs Drilling 28(c)......    --       1977 / 1994      --    25,000'      Venezuela     Term Daywork    September, 2001
  Cliffs Drilling 34.........    --       1980 / 1997      --    18,000'      Venezuela     Multiple Wells  August, 1998
  Cliffs Drilling 35.........    --       1980 / 1997      --    18,000'      Venezuela     Term Daywork    June, 1999
  Cliffs Drilling 36(c)......    --       1982 / 1998      --    18,000'      Venezuela     Term Daywork    September, 2001
  Cliffs Drilling 37(c)......    --       1982 / 1998      --    18,000'      Venezuela     Term Daywork    September, 2001
  Cliffs Drilling 40(c)......    --       1980 / 1991      --    25,000'      Venezuela     Term Daywork    September, 2001
  Cliffs Drilling 41(c)......    --       1981 / 1994      --    25,000'      Venezuela     Term Daywork    September, 2001
  Cliffs Drilling 42(c)......    --       1981 / 1994      --    25,000'      Venezuela     Term Daywork    September, 2001
  Cliffs Drilling 43(c)......    --       1981 / 1991      --    25,000'      Venezuela     Term Daywork    September, 2001
  Cliffs Drilling 54.........    --       1981 / 1995      --    30,000'      Venezuela     Term Daywork    December, 1999
  Cliffs Drilling 55.........    --       1983 / 1997      --    35,000'      Venezuela     Term Daywork    May, 1998
MOBILE OFFSHORE PRODUCTION UNITS
Domestic(2)
  Cliffs Drilling 4..........    --       1967 / 1995    150'         --    Gulf of Mexico  Month-to-Month  N/A
  Cliffs Drilling 8..........    --       1977 / 1993    250'         --    Gulf of Mexico  Term Daywork    December, 1998
International(2)
  Cliffs Drilling 10.........    --       1979 / 1993    250'         --        Qatar       Term Daywork    October, 1998
  LANGLEY....................    --       1965 / 1996    150'         --       Nigeria      Term Daywork    December, 2001

---------------

(a) Abbreviations:

    MC = mat supported cantilever jack-up mobile offshore drilling unit

    IC = independent leg cantilever jack-up mobile offshore drilling unit

    MS = mat supported slot jack-up mobile offshore drilling unit

(b)  Workover jack-up rig acquired in the Well Services Acquisition.

(c) Committed to the Company's Engineering Services business segment for turnkey drilling activities.

  Utilization

     The Company's rigs are inactive from time to time. The Company believes that its stacking procedures minimize stacking and maintenance costs, and that the stacked rigs could be placed in service with minimal cost and delay should it become attractive to do so. Currently, the Company's rig fleet is operating at essentially full utilization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

  Foreign Operations

     For the fiscal years ended December 31, 1997, 1996 and 1995, 63%, 55% and 63%, respectively, of the Company's consolidated revenues were derived from foreign operations, principally in Venezuela and the Middle East. See Note 14 of Notes to Consolidated Financial Statements.

     The Company currently operates 7 jack-up drilling rigs in international locations, including 2 jack-up rigs in each of Venezuela, Qatar and Trinidad, and one jack-up drilling rig in Mexico. One jack-up rig is currently in the shipyard undergoing conversion from a MOPU to a drilling rig and is contracted to work offshore Venezuela for a one-year term once the conversion is completed. The Company currently operates 8 land drilling rigs in Venezuela, 2 platform rigs in Trinidad and one platform rig in Brazil. The Company has 2 land rigs which are currently being reactivated in Venezuela and one that will commence operations in June, 1998. In addition, the Company currently operates one MOPU in Qatar and one MOPU in Nigeria.

     On May 23, 1996, the Company acquired the stock of Viking Trinidad Limited (renamed Cliffs Drilling Trinidad Limited), which owned a 50% interest in the WINDJV. The WINDJV was a joint venture between Cliffs Drilling Trinidad Limited and Well Services, which owned a jack-up drilling rig. On August 1, 1997, Cliffs Drilling Trinidad Limited acquired an additional 49% interest in the WINDJV from Well Services. On December 29, 1997, the Company acquired the remaining 1% interest in the WINDJV from Well Services.

     In 1996, the Company became a 50% joint venture partner with Perforadora Central, S.A. de C.V. by forming Cliffs Central Drilling International ("CCDI") for the marketing of drilling services in Mexico.

     In 1996, the Company became a 1/3 (33 1/3%) owner of Servicios Integrados Petroleros C.C.I., S.A. ("CCI"). CCI is a joint venture company among the Company, Inelectra S.A. and Cementaciones Petroleras Venezolanas C.A. which markets drilling services in Venezuela.

     Operations of the Company which are conducted in foreign countries are subject to certain political, economic and other uncertainties. See "Business and Properties -- Risks Inherent in Foreign Operations."

  Customers

     The Company's largest customer for the years ended December 31, 1997 and 1996, Corpoven, S.A. ("Corpoven"), accounted for approximately 31% of the Company's consolidated revenues during both years. The Company's 3 largest customers for the year ended December 31, 1995, Corpoven, Maraven, S.A. and Texaco Exploration & Production, Inc., accounted for approximately 66% of the Company's consolidated revenues. The loss of any significant customer could, at least on a short-term basis, have a material adverse impact on the Company's results of operations. See Note 13 of Notes to Consolidated Financial Statements.

  Equipment and Supplies

     The Company obtains required supplies, services and equipment from a variety of sources. The Company has not in the past experienced significant shortages of such materials necessary to conduct the Company's business. However, equipment availability has been reduced and shortages could occur in the future which could have a material adverse effect on the Company's operations. There may be additional delays or shortages associated with obtaining supplies, services and equipment, particularly with respect to the Company's foreign operations.

  Labor

     The Company employees both domestic and foreign personnel. The Company has not in the past experienced significant shortages of qualified labor necessary to conduct the Company's business. However, labor shortages could occur in the future which could have a material adverse effect on the Company's operations.

  Competition

     Demand for offshore drilling rigs and utilization are much improved from previous years. However, the drilling industry remains highly competitive, and no one or few drilling contractors is dominant. The Company competes with numerous other drilling contractors, some of which are substantially larger than the Company and possess appreciably greater financial and other resources. During the last several years, there have been several business consolidations which have reduced the fragmented nature of the drilling industry. Although this has decreased the total number of competitors, the Company believes that competition for drilling contracts will continue to be intense in the foreseeable future.

     Price competition is generally the major factor in the energy service industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers is also important. Other competitive factors include technical and engineering expertise, work force experience, rig suitability, safety record, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to all of these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition is usually on a regional basis; however, drilling rigs are mobile and can be moved from one region to another in response to increased demand, and an oversupply of rigs in any region may result. The Company's domestic drilling and MOPU operations are concentrated in the Texas/Louisiana Gulf Coast area, and its foreign daywork and turnkey drilling operations are primarily in Venezuela and the Middle East. In foreign markets, the Company competes with many of the same competitors under the same factors as in the domestic markets. Demand for onshore and offshore drilling and production equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, general economic conditions, prices of oil and gas and political considerations and policies. Improved technologies such as 3-D seismic, subsea completions, floating production systems and directional drilling have reduced the number of wells necessary to maintain or even increase supplies of oil and gas, and have therefore improved overall industry fundamentals.

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

     In order to remain competitive in the current environment, the Company has enhanced its geographical diversification, participated in turnkey drilling contracts, developed and marketed well engineering and management services and become active in the development and operation of MOPUs. The Company believes that MOPUs offer several economic advantages to oil and gas operators, namely, optimizing the use of exploration budgets by avoiding the high capital costs of production platforms, providing more flexibility than conventional fixed platforms in producing oil and gas and allowing for the economic development of smaller reserves. Although the Company believes there is a market for additional MOPUs, the Company can give no assurance that there will be sufficient demand for MOPUs at rates which are profitable, particularly given the increased capital costs of rigs which are suitable for conversion. Moreover, MOPUs are not widely utilized, and most companies that do utilize MOPUs own and operate their own units. The Company believes that its experience in MOPU operations enables it to compete favorably in the MOPU market.

OIL AND GAS OPERATIONS

     Since 1987, the Company has engaged in oil and gas exploration and production activities in conjunction with marketing the Company's contract drilling services, primarily turnkey, under the Company's contract drilling support ("CDS") program. Under this program, the Company has taken working interests in oil and gas properties in connection with the award to the Company of a drilling contract. The Company's policy has been that its working interest in such CDS wells would generally not exceed 25%. In 1993, the Company began to de-emphasize its CDS program due to marginal financial performance of the segment. The Company's oil and gas operations are not significant; therefore, applicable disclosures are not required at December 31, 1997 and 1996 or for each of the three years in the period ended December 31, 1997.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather and seas. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from the Company's operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, the Company maintains broad insurance coverage, including all risks physical damage, employer's liability, comprehensive general liability or commercial contract indemnity and workers' compensation insurance. The Company's third party liability insurance coverage is approximately $250 million per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs and MOPUs and loss of hire insurance coverage. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate. The occurrence of a significant event for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

     The Company also maintains insurance coverage to protect against certain hazards inherent in its turnkey contract drilling and oil and gas operations. This insurance was most recently renewed on October 1, 1997, and is scheduled for renewal on October 1, 1999. This insurance, which is principally through Underwriters at Lloyd's and Institute of London Underwriters Companies, covers "control of well" (including blowouts above and below the surface); cratering; seepage and pollution; and care, custody and control. The Company believes that it maintains insurance in accordance with industry standards. The Company's current insurance program provides $500,000 coverage per occurrence for care, custody and control, and $75 million or $25 million, depending on the well project, coverage per occurrence for control of well, cratering and seepage and pollution associated with foreign operations. The amount of coverage per occurrence provided by the Company's current insurance program for domestic land, coastal and inland water, and offshore operations is $10 million, $20 million and $30 million, respectively, for control of well, cratering and seepage and pollution. Each form of coverage provides for a retention amount for the account of the Company, as well as a maximum limit of liability. Each casualty is an occurrence, and there may be more than one such occurrence on a well, each of which would be subject to a separate retention amount. No assurance can be given that the Company will be able to maintain the types and amounts of coverage that it considers adequate with respect to its turnkey drilling and oil and gas operations. If the Company were unable to insure against certain of these risks, either because such insurance was no longer available or because the premium costs became too great in relation to the coverage afforded, the Company's insurance might not be adequate to protect the Company against liability from all consequences of well disasters, downhole problems, extensive fire damage or damage to the environment. The occurrence of a casualty or loss against which the Company is not fully insured could have a material adverse effect on the Company's financial position.

RISKS INHERENT IN FOREIGN OPERATIONS

     For the fiscal year ended December 31, 1997, 63% of the Company's consolidated revenues was derived from foreign sources or from services performed abroad, principally in Venezuela and the Middle East. Foreign operations and export sales are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable changes in tax or other laws; partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries. Foreign governments may from time to time suspend or curtail drilling operations or leasing activities when such operations are considered to be detrimental to the environment or to jeopardize public safety. Generally, the Company purchases insurance to protect against some or all losses due to events of political risks, such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. See "Business and Properties -- Government Regulation."

EMPLOYEES

     At December 31, 1997, the Company employed 1,725 persons as follows:

                                                              SALARIED        HOURLY
                                                              EMPLOYEES      EMPLOYEES
                                                              ---------      ---------
Domestic....................................................     155            517
Venezuela...................................................     262            395
Trinidad....................................................      77            245
Other.......................................................      54             20

     There were no collective bargaining contracts covering the Company's domestic employees or employees in foreign locations in effect as of December 31, 1997, except for employees in Venezuela who are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry.

OTHER PROPERTIES

     The Company owns an office building and warehouse on a 2.5 acre tract of land in Lafayette Parish, Louisiana. The Company leases additional properties, including its executive offices in Houston, Texas, a yard in Lafayette, Louisiana, and several field offices in international locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to a number of lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on the New York Stock Exchange under the symbol "CDG." The following table sets forth the range of high and low sales prices per share of Common Stock for each calendar quarter, as reported by The Nasdaq stock market for the periods through April 2, 1997, and as reported by the New York Stock Exchange for periods from and after April 3, 1997, when the Common Stock began trading on the New York Stock Exchange.

                                                               SALES PRICE*
                                                              ---------------
                                                              HIGH        LOW
                                                              ----        ---
1997
  1st Quarter...............................................  $39 3/4     $20 5/8
  2nd Quarter...............................................  $37 1/8     $26 15/16
  3rd Quarter...............................................  $70 1/2     $36 3/8
  4th Quarter...............................................  $82         $42
1996
  1st Quarter...............................................  $ 7 7/8     $ 6 7/8
  2nd Quarter...............................................  $17         $ 7 5/8
  3rd Quarter...............................................  $18 3/8     $12 7/8
  4th Quarter...............................................  $34 5/8     $16 3/4

---------------

* Retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend effective May 22, 1997.

     On March 4, 1998, the closing sale price of the Company's Common Stock, as reported by the New York Stock Exchange, was $39 5/8 per share. On that date, there were approximately 1,706 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock, and it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future. Under the Company's 10.25% Senior Notes due 2003 (the "Senior Notes") and Revolving Credit Facility with ING, the Company is restricted from declaring, making or paying cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements.

     The Company's $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock") was traded on The Nasdaq stock market during 1995 under the symbol "CLDRP." On January 17, 1996, the Company issued 2,113,557 shares (pre-split basis) of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $.22 per share in accrued and unpaid dividends thereon through the redemption date at a cost to the Company of approximately $.9 million. Holders of shares of the Preferred Stock had the option to convert any or all of such shares of Preferred Stock into fully paid and nonassessable shares of Common Stock of the Company prior to the redemption date at a rate of 1.89394 shares of Common Stock for each full share of Preferred Stock. No payment or adjustment was made upon any conversion of shares of Preferred Stock on account of any dividends on the shares surrendered for conversion, and the holder lost any right to payment of dividends on the shares surrendered for conversion. No fractional shares of Common Stock were issued upon conversion but, in lieu thereof, an appropriate amount was paid in cash by the Company based upon the reported last sales price for the shares of Common Stock on the date of conversion. The right of holders of Preferred Stock to convert shares of Preferred Stock into Common Stock terminated on the redemption date.

     On December 29, 1997, the Company purchased substantially all of the assets used in the offshore contract drilling business in Trinidad previously owned and operated by Well Services. The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock. The shares of Common Stock were issued to Well Services in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the issuer not involving a public offering. An additional $3.0 million of contingent cash consideration may be paid to the Sellers if certain post-closing criteria are met. See "Business and Properties -- Recent Developments."

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information of the Company. The amounts as of and for each of the five years in the period ended December 31, 1997 have been derived from audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
  Revenues..............................  $263,632   $133,109   $ 83,289   $ 83,693   $ 65,538
  Costs and Expenses:
     Operating Expenses.................   148,158     91,984     67,713     50,907     35,171
     Depreciation, Depletion and
       Amortization.....................    20,443     10,388      7,271     14,008     17,438
     Contract Termination Provision.....        --         --         --      5,193        577
     General and Administrative
       Expense..........................     8,731      6,300      5,289      5,114      4,807
                                          --------   --------   --------   --------   --------
  Operating Income......................    86,300     24,437      3,016      8,471      7,545
  Interest Expense......................   (17,838)    (9,265)      (199)      (826)    (1,356)
  Income Tax Expense....................   (25,124)    (6,996)    (2,406)      (790)      (685)
  Other Income (Expense)(1).............     3,321      6,246      5,035       (799)    (1,878)
                                          --------   --------   --------   --------   --------
  Net Income............................    46,659     14,422      5,446      6,056      3,626
  Dividends Applicable to Preferred
     Stock(2)...........................        --        (31)    (2,659)    (2,659)    (2,659)
                                          --------   --------   --------   --------   --------
  Net Income Applicable to Common and
     Common Equivalent Shares...........  $ 46,659   $ 14,391   $  2,787   $  3,397   $    967
                                          ========   ========   ========   ========   ========
  Net Income Per Common Share(3):
     Basic..............................  $   3.06   $   1.05   $   0.34   $   0.40   $   0.11
                                          ========   ========   ========   ========   ========
     Diluted............................  $   3.01   $   1.02   $   0.34   $   0.40   $   0.11
                                          ========   ========   ========   ========   ========
  Weighted Average Number of Common and
     Common Equivalent Shares
     Outstanding(2)(3)(4):
     Basic..............................    15,237     13,736      8,192      8,428      8,984
                                          ========   ========   ========   ========   ========
     Diluted............................    15,493     14,083      8,213      8,447      9,028
                                          ========   ========   ========   ========   ========
SUMMARY BALANCE SHEET DATA:
  Working Capital.......................  $ 57,816   $ 68,221   $ 33,859   $ 19,331   $ 20,402
  Property and Equipment, Net...........   369,227    216,474     65,950     71,248     86,506
  Total Assets..........................   500,151    339,546    128,962    120,167    133,523
  Notes Payable, Long-Term..............        --         --         --         --     13,108
  10.25% Senior Notes(5)................   203,606    150,000         --         --         --
  Redeemable Preferred Stock(2).........        --         --     28,750     28,750     28,750
  Total Shareholders' Equity(2)(4)(6)...  $215,929   $142,168   $ 74,015   $ 70,881   $ 72,494

---------------

(1) The following summarizes items of "Other Income (Expense)":

                                                      YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------
                                            1997      1996     1995      1994      1993
                                           -------   ------   -------   -------   -------
                                                           (IN THOUSANDS)
        Gain on Disposition of Assets...   $ 3,150   $3,694   $ 2,666   $   665   $ 2,016
        Interest Income.................     1,941    2,725     1,065       815       858
        Exchange Rate Gain (Loss).......      (174)      --     2,554    (1,168)     (443)
        Litigation Settlement and
          Expenses......................        --       --        --        --    (3,703)
        Other, net......................    (1,596)    (173)   (1,250)   (1,111)     (606)
                                           -------   ------   -------   -------   -------
               Other Income (Expense)...   $ 3,321   $6,246   $ 5,035   $  (799)  $(1,878)
                                           =======   ======   =======   =======   =======

(2) On January 17, 1996, the Company issued 2,113,557 shares (pre-split basis) of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

(3) The net income per common share amounts and weighted average number of common and common equivalent shares outstanding prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see Note 1 of Notes to Consolidated Financial Statements. In addition, net income per common share and weighted average number of common and common equivalent shares have been retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend effective May 22, 1997.

(4) The Company issued 1,200,000 shares (pre-split basis) of Common Stock on May 23, 1996 in connection with the acquisition of the Southwestern Rigs and 437,939 shares of Common Stock on December 29, 1997 in connection with the Well Services Acquisition.

(5) In part to finance the acquisition of the Southwestern Rigs, the Company sold $150 million of Senior Notes on May 23, 1996. On August 7, 1997, the Company sold an additional $50 million of Senior Notes at a premium for various rig acquisitions and upgrades.

(6) The Company has not paid any cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Activity in the contract drilling industry and related oil service businesses has improved recently due to increased worldwide demand stemming from higher levels of pricing for oil and natural gas. Over the past several years, the supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in increases in worldwide utilization rates. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. During the last few months, crude oil prices have declined from 1997 levels. This price volatility creates some market uncertainties, despite the overall improvement in oil and gas market fundamentals. The Company's daywork drilling operations have benefited from the tight supply of jack-up drilling rigs both in the U.S. Gulf of Mexico and internationally. Increased exploration activity coupled with a reduction in rig availability has resulted in increasing dayrates and utilization of the Company's drilling rigs. The same factors have positively and negatively affected the Company's engineering services business segment, in that increased exploration activity has caused an increase in demand for the Company's engineering services; however, reduced rig availability has made it more difficult for the Company to contract drilling rigs required for performance of turnkey drilling operations.

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

RESULTS OF OPERATIONS

  Year 1997 Versus 1996

     The Company recognized net income of $46.7 million in 1997 compared to net income of $14.4 million in 1996. Revenues increased $130.5 million and operating income increased $61.9 million from 1996 to 1997. These increases were partially offset by $8.6 million of increased interest expense associated with the Senior Notes and $18.1 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                                                                     INCREASE
                                                                1997       1996     (DECREASE)
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
Revenues:
  Daywork Drilling..........................................  $173,602   $ 77,882    $ 95,720
  Engineering Services......................................    91,723     60,517      31,206
  MOPU Operations...........................................     8,663      4,329       4,334
  Oil and Gas...............................................       410      1,156        (746)
  Eliminations..............................................   (10,766)   (10,775)          9
                                                              --------   --------    --------
          Consolidated......................................  $263,632   $133,109    $130,523
                                                              ========   ========    ========
Operating Income (Loss):
  Daywork Drilling..........................................  $ 71,623   $ 23,048    $ 48,575
  Engineering Services......................................    20,446      8,036      12,410
  MOPU Operations...........................................     3,582      2,872         710
  Oil and Gas...............................................      (330)    (3,108)      2,778
  Corporate Office..........................................    (9,021)    (6,411)     (2,610)
                                                              --------   --------    --------
          Consolidated......................................  $ 86,300   $ 24,437    $ 61,863
                                                              ========   ========    ========

  Daywork Drilling

     Daywork drilling revenues increased $95.7 million and operating income increased $48.6 million in 1997 compared to 1996. Since May, 1996, the Company has acquired 12 jack-up drilling rigs, 5 land rigs, 3 platform rigs and the WINDJV, which owns an additional jack-up drilling rig. Of the $48.6 million increase in operating income, $38.9 million was generated from these rig acquisitions. See "Business and Properties -- Industry Conditions and Company Strategy," "Business and Properties -- Contract Drilling and MOPU Operations" and "Liquidity and Capital Resources." Operating income also increased due to improved dayrates for the Company's drilling rigs.

     One jack-up rig is currently in the shipyard undergoing conversion from a MOPU to a drilling rig and is contracted to work offshore Venezuela for a one-year term once the conversion is completed.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                             INCREASE
                                                         1997      1996     (DECREASE)
                                                       --------   -------   ----------
                                                               (IN THOUSANDS)
Daywork Drilling Revenues(1):
  Jack-up Rigs:
     International...................................  $ 49,866   $17,989    $31,877
     Domestic........................................    77,849    33,984     43,865
  Land Rigs..........................................    32,812    20,403     12,409
  Platform/Workover Rigs.............................     5,604     1,251      4,353
  Other(2)...........................................     7,471     4,255      3,216
                                                       --------   -------    -------
     Total...........................................  $173,602   $77,882    $95,720
                                                       ========   =======    =======
Average Rig Utilization(3):
  Jack-up Rigs:
     International...................................      100%      100%
     Domestic........................................       98%       96%
  Land Rigs..........................................       95%      100%
  Platform/Workover Rigs.............................       98%       87%

Average Dayrates(4):
  Jack-up Rigs:
     International...................................  $ 29,609   $25,724
     Domestic........................................    29,793    22,667
  Land Rigs..........................................    12,750     9,085
  Platform/Workover Rigs.............................    12,304     5,259

---------------

(1) Includes revenues earned from affiliates.

(2) Includes WINDJV operations in Trinidad prior to August 1, 1997, Brazilian operations prior to October 1, 1997, CCDI joint venture operations in Mexico, CCI joint venture operations in Venezuela during 1997 and 2 labor maintenance contracts in Venezuela.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

  Engineering Services

     Engineering services revenues increased $31.2 million and operating income increased $12.4 million in 1997 compared to 1996. The Company completed 14 turnkey contracts in 1997 compared to 13 turnkey contracts in 1996.

Ten of the 14 contracts completed during 1997 were international contracts in Venezuela, while only 5 international contracts were completed during 1996. International operating margins are currently stronger than domestic margins and increased during 1997 due to improved drilling efficiencies and a reduction in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins.

     The Company had 5 turnkey wells in progress at December 31, 1997, 4 of which were completed by February 28, 1998.

     In March, 1998, the Company received a letter of intent from PDVSA to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The Company expects to commence drilling under the program in March or April, 1998. The program is expected to extend over approximately three and one-half years and will utilize 7 of the Company's land drilling rigs which are currently located in Venezuela. No assurance can be given that a contract with acceptable terms will be negotiated, that all 60 wells will ultimately be drilled, or that the program can be completed within the intended time frame.

  MOPU Operations

     MOPU revenues increased $4.3 million and operating income increased $.7 million in 1997 compared to 1996. The increases in revenues and operating income were primarily due to operations associated with 2 MOPUs, neither of which operated during 1996.

     The Company currently owns 4 MOPUs, all of which are under contract and currently operating.

  Oil and Gas

     Oil and gas revenues decreased $.7 million and operating losses decreased $2.8 million in 1997 compared to 1996. Revenues decreased primarily due to declines in production of both oil and gas. Operating losses in 1996 were primarily due to approximately $2.9 million in costs associated with an unsuccessful well drilled during the fourth quarter of 1996. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1998.

  Corporate Overhead

     Corporate overhead increased $2.6 million in 1997 compared to 1996. The increase was primarily due to increased costs associated with the Southwestern operations and other employment-related costs.

  Other Income (Expense) and Income Taxes

     The Company recognized $39.6 million of other expense in 1997 compared to $10.0 million of other expense in 1996. The net increase resulted primarily from an $8.6 million increase in interest expense associated with the Senior Notes and an increase in income taxes of $18.1 million. See "Liquidity and Capital Resources."

     The increase in income taxes relates primarily to the overall increase in income from 1996 to 1997. The effective tax rates were 35% and 33% in 1997 and 1996, respectively, with 63% and 26%, respectively, of the recorded expense constituting current taxes. The Company has utilized all foreign tax credit carryforwards and current year foreign tax credits as a reduction of 1997 domestic income taxes and accordingly, has eliminated the related valuation allowance of $1.6 million provided in prior years. See Note 6 of Notes to Consolidated Financial Statements.

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

                                                                                    INCREASE
                                                                1996      1995     (DECREASE)
                                                              --------   -------   ----------
                                                                      (IN THOUSANDS)
Revenues:
  Daywork Drilling..........................................  $ 77,882   $26,363    $51,519
  Engineering Services......................................    60,517    56,970      3,547
  MOPU Operations...........................................     4,329     4,920       (591)
  Oil and Gas...............................................     1,156     2,788     (1,632)
  Eliminations..............................................   (10,775)   (7,752)    (3,023)
                                                              --------   -------    -------
          Consolidated......................................  $133,109   $83,289    $49,820
                                                              ========   =======    =======
Operating Income (Loss):
  Daywork Drilling..........................................  $ 23,048   $ 2,761    $20,287
  Engineering Services......................................     8,036     2,609      5,427
  MOPU Operations...........................................     2,872     2,492        380
  Oil and Gas...............................................    (3,108)      541     (3,649)
  Corporate Office..........................................    (6,411)   (5,387)    (1,024)
                                                              --------   -------    -------
          Consolidated......................................  $ 24,437   $ 3,016    $21,421
                                                              ========   =======    =======

  Daywork Drilling

     Daywork drilling revenues increased $51.5 million and operating income increased $20.3 million in 1996 compared to 1995. Of the $20.3 million increase in operating income, $14.3 million was generated from 10 of 11 jack-up drilling rigs acquired in May, 1996. Operating income also increased due to improved dayrates for the Company's jack-up drilling rigs and land rigs. In addition, Cliffs Drilling 54 worked the entire year in 1996 compared to approximately one quarter of the year in 1995. Cliffs Drilling 201 worked the majority of 1996, while it was stacked during all of 1995. These improvements in operating income were partially offset by the loss of income associated with the Marquette, which was declared a compromised total loss by the Company's insurance underwriters as a result of damage sustained in an earthquake in Venezuela in May, 1994 and hull damage suffered during demobilization from Venezuela to the U.S. Gulf of Mexico.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV which owns an additional jack-up drilling rig, and their related assets operated by Southwestern. In addition, on May 10, 1996, the Company acquired a jack-up drilling rig from Diamond and renamed it Cliffs Drilling 155. Seven of the 11 acquired jack-up drilling rigs were operating in the Gulf of Mexico and one jack-up rig was operating in each of Venezuela, Qatar and Trinidad. The other jack-up rig acquired in May, 1996 commenced refurbishment activities during the fourth quarter of 1996 and began operations in July, 1997. On September 30, 1996, the Company acquired an additional land rig for $2.9 million. The Company refurbished the drilling rig and mobilized the unit to Venezuela. The rig commenced operations during the second quarter of 1997.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                                     INCREASE
                                                               1996       1995      (DECREASE)
                                                              -------    -------    ----------
                                                                       (IN THOUSANDS)
Daywork Drilling Revenues(1):
  Jack-up Rigs:
     International..........................................  $17,989    $12,183     $ 5,806
     Domestic...............................................   33,984         --      33,984
  Land Rigs.................................................   20,403     14,152       6,251
  Platform/Workover Rigs....................................    1,251         --       1,251
  Other(2)..................................................    4,255         28       4,227
                                                              -------    -------     -------
          Total.............................................  $77,882    $26,363     $51,519
                                                              =======    =======     =======
Average Rig Utilization(3):
  Jack-up Rigs:
     International..........................................      100%       100%
     Domestic...............................................       96%       N/A
  Land Rigs.................................................      100%       100%
  Platform/Workover Rigs....................................       87%       N/A

Average Dayrates(4):
  Jack-up Rigs:
     International..........................................  $25,724    $20,133
     Domestic...............................................   22,667        N/A
  Land Rigs.................................................    9,085      7,335
  Platform/Workover Rigs....................................    5,259        N/A

---------------

(1)  Includes revenues earned from affiliates.

(2) Includes WINDJV operations in Trinidad, CCDI joint venture operations in Mexico and 2 labor maintenance contracts in Venezuela.

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

  Oil and Gas

     Oil and gas revenues decreased $1.6 million and operating income decreased $3.6 million in 1996 compared to 1995. The decrease in revenues was primarily due to a $1.4 million settlement of a contractual dispute with Columbia Gas Transmission Corp., a subsidiary of Columbia Gas System Inc., recorded during 1995. The decrease in operating income was primarily due to approximately $2.9 million in costs associated with an unsuccessful well drilled during the fourth quarter of 1996.

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

     The increase in income taxes relates primarily to the overall increase in income from 1995 to 1996. The effective tax rates were 33% and 31% in 1996 and 1995, respectively, with the majority of the recorded expense constituting deferred taxes. The Company recorded a deferred tax asset of $3.8 million for foreign tax credit carryforwards at December 31, 1996 which expire during the years 1998 through 2001. At December 31, 1996, the Company provided a valuation allowance of $1.6 million with respect to its deferred tax assets, primarily related to foreign tax credit carryforwards generated in previous years. A majority of the Company's foreign source income is related to operations in Venezuela. Companies operating in Venezuela are required to apply inflationary accounting for tax purposes. Due to the volatile nature of this calculation and the direct relationship it has on the overall effective tax rate on such income, the Company was unable to conclude that it was more likely than not that the resulting deferred tax assets would be fully realized. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $11.1 million from $39.2 million at December 31, 1996 to $28.1 million at December 31, 1997. The decrease resulted from $137.2 million used in investing activities, offset in part by $76.6 million provided by operating activities and $49.5 million provided by financing activities.

  Operating Activities

     Net cash of $76.6 million provided by operating activities included $2.5 million used in working capital and other activities. "Accounts Receivable" increased from December 31, 1996 to December 31, 1997 due primarily to the timing of turnkey completions, increases in dayrates and the timing of cash receipts related to domestic and international daywork drilling and engineering services operations. "Accounts Payable and Other Accrued Expenses" increased primarily due to rig refurbishment projects in process at December 31, 1997.

  Investing Activities

     Net cash of $137.2 million used in investing activities included $28.5 million used to fund the AGP Acquisition which closed during January, 1997, $23.5 million used to fund the Well Services Acquisition, $6.0 million used to acquire substantially all of the remaining 50% interest in the WINDJV, $4.3 million used to fund the acquisition of a platform rig, and $84.5 million used to fund upgrade and renovation activities on these and other drilling rigs and MOPUs.

     On January 24, 1997, the Company completed the AGP Acquisition which included one jack-up drilling rig and 4 land rigs for a purchase price of $28.5 million in cash. The jack-up drilling rig acquired was renamed Cliffs Drilling 156 and is currently operating in Venezuela. The Company completed refurbishment activities on 2 of the 4 land drilling rigs during 1997. One of the land drilling rigs commenced operations in Venezuela during May, 1997, and the Company has contracted the other unit for operations in Venezuela commencing during the second quarter of 1998. The Company expects to complete refurbishment activities on the other 2 land drilling rigs during the second quarter of 1998 and plans to use the units for turnkey operations in Venezuela.

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad previously operated by Well Services. The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock. An additional $3.0 million of contingent cash consideration may be paid to the Sellers if certain post-closing criteria are met. The outcome of the contingency is not determinable at this time, and relates to the ultimate valuation of the assets acquired. The 2 platform rigs and the jack-up drilling/workover rig are currently operating under contracts in Trinidad.

     Effective August 1, 1997, the Company acquired substantially all of the remaining 50% interest of the WINDJV. The purchase price was $8.4 million consisting of $6.0 million of cash and $2.4 million of debt assumed, net of various working capital amounts acquired.

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig which is currently operating in Brazil. The cash purchase price was $4.3 million.

     The Company is currently converting one of its MOPUs to a jack-up drilling rig at an estimated cost of $20.0 million. The Company expects to complete the conversion during the second quarter of 1998 and commence operations pursuant to a one-year contract during July, 1998. No assurance can be given that the conversion will be completed within the expected time frame or within the current cost estimate.

     The Company has capital expenditure plans totaling approximately $49.5 million during 1998. Of this total, $11.2 million relates to the reactivation of 2 land drilling rigs acquired in the AGP acquisition for operations on Venezuelan turnkeys, $9.5 million relates to conversion costs of a MOPU to a jack-up drilling rig which commenced in 1997, $5.1 million relates to upgrades of a rig obtained in the Well Services Acquisition and $23.7 million relates primarily to other drilling rig capital expenditures and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally-generated cash flow.

     The Company received $5.6 million in proceeds from sales of property and equipment and $3.7 million related to the collection of notes receivable. These activities relate primarily to the disposition of the oil and gas related interests underlying the long-term note receivable valued at $3.5 million at December 31, 1996. This note was settled in full in connection with the disposition of the oil and gas interests. The Company recorded a gain on disposition of assets of $2.7 million.

  Financing Activities

     Senior Notes in the principal amount of $50.0 million were sold at a premium by the Company on August 7, 1997. Proceeds to the Company from the sale of the $50.0 million Senior Notes, prior to deducting costs of the offering, were approximately $53.9 million. The Company used approximately $6.0 million of the net proceeds to acquire substantially all of the remaining 50% interest of the WINDJV, $5.7 million to repay indebtedness owed by the WINDJV, $4.3 million to purchase a platform drilling rig in Brazil which was previously leased by the Company and $23.5 million to fund the Well Services Acquisition. The Company intends to use the remainder of the net proceeds to refurbish and renovate a portion of its existing rig fleet and for other general corporate purposes.

     In addition to the $50.0 million of Senior Notes sold during 1997, $150.0 million of Senior Notes were sold on May 23, 1996. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company. The Senior Notes are not redeemable at the option of the Company prior to May 15, 2000. See Note 5 of Notes to Consolidated Financial Statements.

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

     The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments. See Note 9 of Notes to Consolidated Financial Statements.

     On June 27, 1996, the Company and ING modified and amended the Company's $20.0 million Revolving Credit Facility to, among other things, increase the amount available under such facility to $35.0 million. The Revolving Credit Facility matures on May 31, 1998. At December 31, 1997, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $2.4 million in letters of credit outstanding, thereby leaving $32.6 million available under the line of credit.

     During 1997, the Company received $2.3 million associated with the exercise of stock options by employees.

  Exchange Rate Gains and Losses

     Approximately 63% of the Company's revenues and a substantial portion of its operating income were sourced from its foreign operations during 1997. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. Venezuela instituted currency exchange controls during June, 1994, which continued through all of 1995 and substantially eliminated exchange losses attributable to the Company's Venezuelan operations during most of 1995. The Company realized $1.2 million in gains in connection with Venezuelan Brady Bond transactions during the first quarter of 1996; however, the Venezuelan government allowed the Bolivar to "float" relative to other currencies on April 22, 1996. Significant devaluation of the Bolivar occurred at that date, which subjected the Company to exchange rate losses on its net monetary assets. Foreign currency exchange rate losses of $1.2 million incurred during 1996 offset exchange rate gains realized during the first quarter of 1996. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that operational equipment programming modifications are necessary. The Company has determined that it will replace certain accounting software rather than invest in the modification of existing programs. The replacement software is estimated to cost less than $1.0 million, the cost of which will be capitalized.

     The project is estimated to be completed not later than December 31, 1998. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the cost and extent of training associated with needed conversions and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company appear on pages 27 through 49 hereof and are incorporated by reference into this
Item 8. Selected quarterly financial data is set forth in Note 15 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices for financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed with the Securities and Exchange Commission (the "Commission"), describes the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Executive Compensation," "Board Compensation Committee Report on Executive Compensation," "Performance Graph," "Security Ownership of Management" and "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding management compensation and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under captions "Principal Shareholders" and "Security Ownership of Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, describes the security ownership of certain beneficial owners and management and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which is to be filed with the Commission, sets forth information regarding certain relationships and related transactions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

          (1) and (2) Financial Statements and Schedules

           See "Index to Consolidated Financial Statements and Schedules" on page 27.

          (3) Exhibits

           See "Exhibit Index" on pages 50 to 55.

     The management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report are as follows:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.7            -- Cliffs Drilling Company 1988 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.7.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.1 to the Company's Form 10-K
                            for the year ended December 31, 1993).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.7.2          -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.2 to the Company's Form 10-K
                            for the year ended December 31, 1993).
         10.7.3          -- Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.3 to the Company's Form 10-K
                            for the year ended December 31, 1996).
         10.8            -- Cliffs Drilling Company Incentive Bonus Plan
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.9            -- Cliffs Drilling Company Retention Plan for Salaried
                            Employees (incorporated by reference to Exhibit 10.10 to
                            the Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.9.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.1 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.9.2          -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.2 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.10           -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.11 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed under the
                            Securities Act).
         10.11           -- Form of Restricted Stock Award Agreement entered into
                            between the Company and certain key executive officers
                            (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.11.1         -- Form of Restricted Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.10.1 to the Company's Form 10-K for the
                            year ended December 31, 1992).
         10.11.2         -- Form of Deferred Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.11.2 to the Company's Form 10-K for the
                            year ended December 31, 1993).
         10.16           -- Form of Executive Agreement dated as of July 20, 1994
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Form 10-Q for the quarter ended June 30, 1994).
         10.23           -- Cliffs Drilling Company Compensation Deferral Plan.

     (b) Reports on Form 8-K

          A report dated October 16, 1997 was filed by the Company on Form 8-K which reported that the Company entered into a letter of intent to acquire 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business of Well Services.

          A report dated December 29, 1997 was filed by the Company on Form 8-K which reported that the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business of Well Services.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 1998                                                           CLIFFS DRILLING COMPANY
                                                                      By: /s/ DOUGLAS E. SWANSON
                                                          --------------------------------------------------
                                                                          Douglas E. Swanson
                                                                   Chairman of the Board, President
                                                                      and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

               /s/ DOUGLAS E. SWANSON                     Chairman of the Board,        March 5, 1998
-----------------------------------------------------  President and Chief Executive
                 Douglas E. Swanson                               Officer
                                                       (Principal Executive Officer)

                   /s/ M. M. CONE                                Director               March 5, 1998
-----------------------------------------------------
                     M. M. Cone

                /s/ H. ROBERT HIRSCH                             Director               March 5, 1998
-----------------------------------------------------
                  H. Robert Hirsch

                /s/ DONALD W. KELLER                             Director               March 5, 1998
-----------------------------------------------------
                  Donald W. Keller

                /s/ ROBERT M. MCINNES                            Director               March 5, 1998
-----------------------------------------------------
                  Robert M. McInnes

                 /s/ JOSEPH E. REID                              Director               March 5, 1998
-----------------------------------------------------
                   Joseph E. Reid

                  /s/ JOHN D. WEIL                               Director               March 5, 1998
-----------------------------------------------------
                    John D. Weil

                /s/ EDWARD A. GUTHRIE                  Vice President -- Finance and    March 5, 1998
-----------------------------------------------------     Chief Financial Officer
                  Edward A. Guthrie                    (Principal Financial Officer)

                 /s/ CINDY B. TAYLOR                   Vice President -- Controller     March 5, 1998
-----------------------------------------------------          and Secretary
                   Cindy B. Taylor                         (Principal Accounting
                                                                 Officer)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGES
                                                              -----

Report of Independent Auditors..............................   28

Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 1997...............   29

Consolidated Balance Sheets, December 31, 1997 and 1996.....   30

Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1997...............   31

Consolidated Statements of Changes in Shareholders' Equity
  for Each of the Three Years in the Period Ended December
  31, 1997..................................................   32

Notes to Consolidated Financial Statements..................   33

     All schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable or the information required thereby is set forth in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Cliffs Drilling Company

     We have audited the accompanying consolidated balance sheets of Cliffs Drilling Company as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Houston, Texas
February 13, 1998

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                1997           1996           1995
                                                             -----------    -----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Revenues.................................................   $261,887       $132,341       $84,156
  Income (Loss) from Equity Investments....................      1,745            768          (867)
                                                              --------       --------       -------
                                                               263,632        133,109        83,289
COSTS AND EXPENSES:
  Operating Expenses.......................................    148,158         91,984        67,713
  Depreciation, Depletion and Amortization.................     20,443         10,388         7,271
  General and Administrative Expense.......................      8,731          6,300         5,289
                                                              --------       --------       -------
                                                               177,332        108,672        80,273
                                                              --------       --------       -------
OPERATING INCOME...........................................     86,300         24,437         3,016
OTHER INCOME (EXPENSE):
  Gain on Disposition of Assets............................      3,150          3,694         2,666
  Interest Income..........................................      1,941          2,725         1,065
  Interest Expense.........................................    (17,838)        (9,265)         (199)
  Exchange Rate Gain (Loss)................................       (174)            --         2,554
  Other, net...............................................     (1,596)          (173)       (1,250)
                                                              --------       --------       -------
INCOME BEFORE INCOME TAXES.................................     71,783         21,418         7,852
INCOME TAX EXPENSE.........................................     25,124          6,996         2,406
                                                              --------       --------       -------
NET INCOME.................................................     46,659         14,422         5,446
DIVIDENDS APPLICABLE TO PREFERRED STOCK....................         --            (31)       (2,659)
                                                              --------       --------       -------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT
  SHARES...................................................   $ 46,659       $ 14,391       $ 2,787
                                                              ========       ========       =======
NET INCOME PER COMMON SHARE:
  Basic....................................................   $   3.06       $   1.05       $  0.34
                                                              ========       ========       =======
  Diluted..................................................   $   3.01       $   1.02       $  0.34
                                                              ========       ========       =======
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING:
  Basic....................................................     15,237         13,736         8,192
                                                              ========       ========       =======
  Diluted..................................................     15,493         14,083         8,213
                                                              ========       ========       =======

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE INFORMATION)
                           ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.................................  $  28,122    $ 39,181
  Accounts Receivable, net of allowance for doubtful
     accounts of $352 and $797 at December 31, 1997 and
     1996, respectively.....................................     53,341      28,866
  Notes and Other Receivables, Current......................     10,190       4,922
  Inventories...............................................      7,551       5,807
  Drilling Contracts in Progress............................     16,503      17,669
  Prepaid Insurance.........................................      1,772       7,408
  Other Prepaid Expenses....................................      6,595       6,349
                                                              ---------    --------
          Total Current Assets..............................    124,074     110,202
PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment................................    453,915     283,223
  Other.....................................................     15,373      16,530
                                                              ---------    --------
                                                                469,288     299,753
  Less: Accumulated Depreciation, Depletion and
     Amortization...........................................   (100,061)    (83,279)
                                                              ---------    --------
          Net Property and Equipment........................    369,227     216,474
NOTES AND OTHER RECEIVABLES, LONG-TERM......................         --       3,510
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES....      1,828       4,434
DEFERRED CHARGES AND OTHER..................................      5,022       4,926
                                                              ---------    --------
          TOTAL ASSETS......................................  $ 500,151    $339,546
                                                              =========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable..........................................  $  33,171    $ 30,545
  Accrued Interest..........................................      2,673       2,007
  Other Accrued Expenses....................................     30,414       9,429
                                                              ---------    --------
          Total Current Liabilities.........................     66,258      41,981
10.25% SENIOR NOTES.........................................    203,606     150,000
DEFERRED INCOME TAXES.......................................     14,335       5,028
DEFERRED INCOME AND OTHER...................................         23         369
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000 shares
     authorized; 16,321,932 and 15,562,940 shares issued and
     15,906,880 and 15,133,008 shares outstanding at
     December 31, 1997 and 1996, respectively...............        163          80
  Paid-in Capital...........................................    182,420     153,513
  Retained Earnings (Deficit)...............................     40,942      (5,717)
  Less: Notes Receivable from Officers for Restricted
           Stock............................................         --        (186)
        Restricted Stock....................................     (2,467)       (223)
        Treasury Stock, at cost, 415,052 and 429,932 shares
           at December 31, 1997 and 1996, respectively......     (5,129)     (5,299)
                                                              ---------    --------
          Total Shareholders' Equity........................    215,929     142,168
                                                              ---------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $ 500,151    $339,546
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income...............................................  $  46,659   $  14,422   $  5,446
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
    BY (USED IN) OPERATING ACTIVITIES:
    Depreciation, Depletion and Amortization...............     20,443      10,388      7,271
    Deferred Income Tax Expense............................      9,307       5,184      1,848
    Impairment of Oil and Gas Leasehold Cost...............         --       1,017         --
    Mobilization Expense Amortization......................        447         314        519
    Gain on Disposition of Assets..........................     (3,150)     (3,694)    (2,666)
    Amortization of Debt Issue Costs.......................        822         462         --
    Amortization of Restricted Stock.......................        430          28         25
    Amortization of Debt Premium...........................       (269)         --         --
    Tax Benefit Associated with Exercise of Stock
       Options.............................................      2,930       1,603         --
    Other..................................................      1,465      (1,352)        46
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable.................................    (29,743)    (19,907)    (3,728)
       Inventories.........................................     (1,744)     (1,667)     1,612
       Drilling Contracts in Progress......................      1,169      (6,324)    (6,261)
       Prepaid Insurance and Other Prepaid Expenses........      4,943     (10,688)     2,500
       Investments in and Advances to Unconsolidated
         Affiliates........................................     (1,392)       (928)     3,767
       Accounts Payable and Other Accrued Expenses.........     24,277      18,256      4,546
                                                             ---------   ---------   --------
         Net Cash Provided By Operating Activities.........     76,594       7,114     14,925
INVESTING ACTIVITIES:
  Capital Expenditures.....................................    (84,535)    (36,027)   (11,687)
  Acquisition of Rigs and Related Equipment................    (61,969)   (108,477)    (1,750)
  Acquisition of Equity Interest in Rig and Related
    Equipment..............................................         --      (3,237)        --
  Proceeds from Sale of Property and Equipment.............      5,627       6,856        372
  Insurance Proceeds from Loss of Rig and Related
    Equipment..............................................         --         292     14,308
  Collection of Notes Receivable...........................      3,696         977      1,576
                                                             ---------   ---------   --------
         Net Cash Provided By (Used In) Investing
            Activities.....................................   (137,181)   (139,616)     2,819
FINANCING ACTIVITIES:
  Proceeds from Borrowings.................................     60,375     150,000      7,000
  Payments on Borrowings...................................    (12,184)         --     (7,000)
  Proceeds from Exercise of Stock Options..................      2,260       2,129         --
  Debt Issue Costs.........................................       (923)     (5,309)        --
  Acquisition of Treasury Stock............................         --        (661)        --
  Payments for Redemption of Preferred Stock...............         --        (850)        --
  Preferred Stock Dividends................................         --         (31)    (2,659)
                                                             ---------   ---------   --------
         Net Cash Provided By (Used In) Financing
            Activities.....................................     49,528     145,278     (2,659)
                                                             ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    (11,059)     12,776     15,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............     39,181      26,405     11,320
                                                             ---------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  28,122   $  39,181   $ 26,405
                                                             =========   =========   ========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            NOTES
                                                                                          RECEIVABLE
                                                COMMON STOCK                                 FROM
                                             ------------------              RETAINED    OFFICERS FOR
                                                           PAR    PAID-IN    EARNINGS     RESTRICTED    RESTRICTED   TREASURY
                                               SHARES     VALUE   CAPITAL    (DEFICIT)      STOCK         STOCK       STOCK
                                             ----------   -----   --------   ---------   ------------   ----------   --------
                                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1994...............   8,178,894   $ 45    $ 99,135   $(22,895)      $(232)       $   (57)    $(5,115)
  Net Income...............................          --     --          --      5,446          --             --          --
  Preferred Stock Dividends Declared.......          --     --          --     (2,659)         --             --          --
  Amortization of Restricted Stock.........          --     --          --         --          --             25          --
  Employer Contributions to 401(k) Savings
    Plan...................................      47,240     --          51         --          --             --         271
                                             ----------   ----    --------   --------       -----        -------     -------
BALANCE AT DECEMBER 31, 1995...............   8,226,134     45      99,186    (20,108)       (232)           (32)     (4,844)
                                             ==========   ====    ========   ========       =====        =======     =======
  Net Income...............................          --     --          --     14,422          --             --          --
  Preferred Stock Conversion...............   4,227,114     21      27,879         --          --             --          --
  Preferred Stock Dividends Declared.......          --     --          --        (31)         --             --          --
  Common Stock Issued in Connection with
    Offshore Rig Acquisition...............   2,400,000     12      22,203         --          --             --          --
  Restricted Stock Issuances...............      13,500     --         220         --          --           (220)         --
  Acquisition of Treasury Stock............     (86,000)    --          --         --          --             --        (661)
  Collection of Officers' Notes
    Receivable.............................          --     --          --         --          46             --          --
  Amortization of Restricted Stock.........          --     --          --         --          --             29          --
  Exercise of Stock Options................     316,050      2       2,127         --          --             --          --
  Tax Benefit Associated with Exercise of
    Stock Options..........................          --     --       1,603         --          --             --          --
  Employer Contributions to 401(k) Savings
    Plan...................................      36,210     --         295         --          --             --         206
                                             ----------   ----    --------   --------       -----        -------     -------
BALANCE AT DECEMBER 31, 1996...............  15,133,008     80     153,513     (5,717)       (186)          (223)     (5,299)
                                             ==========   ====    ========   ========       =====        =======     =======
  Net Income...............................          --     --          --     46,659          --             --          --
  Stock Split..............................          --     76         (76)        --          --             --          --
  Common Stock Issued in Connection with
    Offshore Rig Acquisition...............     437,939      4      20,496         --          --             --          --
  Restricted Stock Issuances...............      90,600      1       3,165         --          --         (3,166)         --
  Restricted Stock Cancellations...........     (17,800)    --        (492)        --          --            492          --
  Collection of Officers' Notes
    Receivable.............................          --     --          --         --         186             --          --
  Amortization of Restricted Stock.........          --     --          --         --          --            430          --
  Exercise of Stock Options................     243,900      2       2,258         --          --             --          --
  Tax Benefit Associated with Exercise of
    Stock Options..........................          --     --       2,930         --          --             --          --
  Employer Contributions to 401(k) Savings
    Plan...................................      19,233     --         626         --          --             --         170
                                             ----------   ----    --------   --------       -----        -------     -------
BALANCE AT DECEMBER 31, 1997...............  15,906,880   $163    $182,420   $ 40,942       $  --        $(2,467)    $(5,129)
                                             ==========   ====    ========   ========       =====        =======     =======

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Corporate Structure and Principles of Consolidation

     The accompanying consolidated financial statements include the activities and accounts of Cliffs Drilling Company (the "Company"), all wholly-owned subsidiaries of the Company and the Company's international activities, which are organized as foreign branches. All significant intercompany transactions and balances are eliminated in consolidation.

     The Company uses the equity method to account for affiliates in which it does not have control. Cliffs Neddrill Central Turnkey International ("CNCTI"), a joint venture among the Company, Neddrill Turnkey Drilling B.V. and Perforadora Central, S.A. de C.V., was created to drill turnkey wells in the Bay of Campeche and Bay of Tampico in Mexico. Drilling operations commenced in February, 1993 and completed in 1995. On May 23, 1996, the Company acquired the stock of Viking Trinidad Limited (renamed Cliffs Drilling Trinidad Limited), which owned a 50% interest in the West Indies Drilling Joint Venture (the "WINDJV"). The WINDJV was a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited ("Well Services"), which owned a jack-up drilling rig. On August 1, 1997, Cliffs Drilling Trinidad Limited acquired an additional 49% interest in the WINDJV from Well Services. On December 29, 1997, the Company acquired the remaining 1% interest in the WINDJV from Well Services. In 1996, the Company became a 50% joint venture partner with Perforadora Central, S.A. de C.V. by forming Cliffs Central Drilling International ("CCDI") for the marketing of drilling services in Mexico. In 1996, the Company became a 1/3 (33 1/3%) owner of Servicios Integrados Petroleros C.C.I., S.A. ("CCI"). CCI is a joint venture company among the Company, Inelectra S.A. and Cementaciones Petroleras Venezolanas C.A. which markets drilling services in Venezuela.

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

  Drilling Contracts in Progress

     The Company recognizes revenues and expenses related to its turnkey drilling contracts when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in-progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is realized. The amount of drilling

                            CLIFFS DRILLING COMPANY
contracts in progress is dependent on the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are anticipated.

     The Company's Daywork Drilling business segment frequently leases its jack-up and land drilling rigs to the Engineering Services business segment for turnkey drilling operations. Revenues, expenses and profits generated by the drilling rigs operating under turnkey contracts are deferred until the contract is completed. While the turnkey contract is in progress, the rig operating profit is offset against drilling contracts in progress. Rig operating losses are recognized when incurred and are not deferred.

  Rig Mobilization and Demobilization Costs

     The Company defers costs of moving a drilling unit or MOPU under contract to a new area of operation. The deferred mobilization costs are amortized on a straight-line basis over the term of the applicable drilling contract. Unamortized mobilization costs were $2,770,000 and $24,000 at December 31, 1997 and 1996, respectively.

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

     Acquisitions of rigs and related equipment have been accounted for under the purchase method of accounting and therefore, the results of the acquired assets are combined with the Company's results only from the acquisition date forward.

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

     Depreciation of property and equipment is provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets as follows:

Rigs and Related Equipment:
  Jack-Up Drilling Rigs.....................................     15 Years
  Platform Drilling Rigs....................................     15 Years
  Land Drilling Rigs........................................     16 Years
  MOPUs.....................................................     10 Years
  Drill Pipe................................................      5 Years
Other (excluding oil and gas properties)....................  3 - 5 Years

     No depreciation expense is recorded during periods of construction or refurbishment. To provide for any deterioration that may occur while the rigs are not operating for an extended period of time, a minimum depreciation charge is provided at a reduced rate of 25% of the normal depreciation rate.

     Costs related to the exploration and development of oil and gas properties are accounted for under the "Successful Efforts" method of accounting. Lease acquisition costs related to oil, gas and mineral properties are capitalized when

                            CLIFFS DRILLING COMPANY
incurred. The acquisition costs of unproved properties, which are individually significant, are assessed on a property-by-property basis, and a loss is recognized by provision of a valuation allowance when the assessment indicates an impairment in value. Exploration costs, excluding exploratory wells, are charged to expense as incurred. Costs of drilling exploratory wells are capitalized pending determination as to whether the wells have proved reserves which justify commercial development. If commercial reserves are not found, the drilling costs are charged to dry hole expense. Tangible and intangible drilling costs applicable to productive exploratory wells and to the development of oil and gas reserves are capitalized.

     The cost of productive leaseholds is amortized by field on the unit of production basis by applying the ratio of produced oil and gas to estimated proved reserves. Lease and well equipment and intangible drilling costs associated with productive wells are amortized based on proved developed reserves.

  Impairment of Long-Lived Assets

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which requires that certain long-lived assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. SFAS No. 121 requires assets to be grouped, for purposes of evaluating potential impairment of assets, at the lowest level for which there are identifiable cash flows. Previously, the Company evaluated impairment of its oil and gas assets on an aggregate Company-wide basis, rather than a disaggregate basis. Upon the issuance of SFAS No. 121 and receipt of an annual independent petroleum engineering report, the Company began its analysis of impairment under the new guidelines. This evaluation indicated that the undiscounted estimated future cash flows attributable to the proved oil and gas reserves of one property were less than its carrying amount. Accordingly, the Company recorded a $737,000 charge in 1995 to write the impaired property down to its fair value. The impairment loss is included in "Depreciation, Depletion and Amortization" in the Consolidated Statements of Operations.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes are provided on items recognized in different periods for financial and tax reporting purposes. See Note 6 of Notes to Consolidated Financial Statements.

  Stock Options

     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, generally, no compensation expense is recognized for an employee stock option when the exercise price equals the market price of the underlying stock on the date of grant. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided in the statement, the Company elected to continue to measure compensation expense using the guidelines of APB 25 and to include disclosures of net income and earnings per share as if the fair value based method of accounting were utilized. See Note 9 of Notes to Consolidated Financial Statements.

  Revenue Recognition

     The Company recognizes revenues from its daywork drilling and MOPU operations as services are rendered, based upon the contracted daily rate multiplied by the number of operating days in the period. Turnkey drilling contract revenues are recognized when all terms and conditions of the contract have been fulfilled. The Company recognizes oil and gas revenues from its interests in producing wells based upon the sales method.

                            CLIFFS DRILLING COMPANY

  Foreign Currency Translation

     The U.S. dollar is the functional currency for all of the Company's operations. Foreign currency gains and losses are included in the Consolidated Statements of Operations during the period incurred.

  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The earnings per share amounts and weighted average number of common and common equivalent shares outstanding prior to 1997 have been restated as required to comply with SFAS No. 128. See Note 11 of Notes to Consolidated Financial Statements.

     Earnings per share and weighted average shares have been retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend effective May 22, 1997 (the "Stock Split").

     The Company issued 2,113,557 shares (pre-split basis) of Common Stock, $.01 par value ("Common Stock") upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of $2.3125 Convertible Exchangeable Preferred Stock ("Preferred Stock") on January 17, 1996. See Note 10 of Notes to Consolidated Financial Statements.

  Segment Reporting

     In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 changes the reporting of segment information in annual financial statements and also requires reporting selected segment information in interim financial reports to shareholders. SFAS No. 131 is effective for years beginning after December 15, 1997 and is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures upon adoption.

  Change in Presentation

     Certain financial statement items have been reclassified in prior years to conform with the current year presentation.

2. NOTES AND OTHER RECEIVABLES, LONG-TERM

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds generated from a proceeds-of-production drilling program for an aggregate sales price of $13,500,000, consisting of $5,000,000 in cash and $8,500,000 in notes. The first note had a face amount of $1,000,000 and was repaid in March, 1995. The second note had a face amount of $7,500,000, with interest calculated at the base rate on corporate loans as quoted by the Wall Street Journal plus one and one-half percent (1 1/2%). Principal and interest on the $7,500,000 note was payable on a monthly basis solely from the proceeds of the oil and gas production payment on which the note was based. The note was scheduled to mature on January 1, 1998; however, it was repaid in May, 1997 in connection with the Company's disposition of the various oil and gas related interests underlying the long-term note receivable. The Company recorded a net gain of $2,718,000 related to the disposition of the oil and gas related interests.

3. PROPERTY AND EQUIPMENT

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in

                            CLIFFS DRILLING COMPANY

Trinidad previously operated by Well Services. The purchase price totaled $44,000,000 consisting of cash of $23,500,000 and the issuance by the Company of 437,939 shares of Common Stock. An additional $3,000,000 of contingent cash consideration may be paid to the Sellers if certain post-closing criteria are met. The outcome of the contingency is not determinable at this time, and relates to the ultimate valuation of the assets acquired.

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig which is currently operating in Brazil. The purchase price was $4,250,000.

     Effective August 1, 1997, the Company acquired substantially all of the remaining 50% interest of the WINDJV. The purchase price was $8,371,000 consisting of $6,000,000 of cash and $2,371,000 of debt assumed, net of various working capital amounts acquired.

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda., which owned the jack-up drilling rig ATENA, four 1,500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil (the "AGP Acquisition"). The purchase price was $28,500,000 in cash.

     On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2,850,000. The rig was refurbished and is currently operating in Venezuela.

     On June 19, 1996, Cliffs Drilling No. 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico and the charterer exercised its option to purchase the unit for $5,392,000, resulting in a gain of $2,684,000.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV, which owned an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103,800,000 in cash (after reductions of $6,200,000 for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1,200,000 shares (pre-split basis) of the Company's Common Stock, and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4,250,000 in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection).

     On May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company for $4,500,000. The Company renamed this unit Cliffs Drilling 155, which is currently operating in Venezuela.

     On July 2, 1995, the jack-up drilling rig MARQUETTE suffered hull damage during demobilization from Venezuela to the U.S. Gulf of Mexico. During an inspection of the hull damage by the Company and its insurance adjusters, other damage was discovered which was attributed to an earthquake in Venezuela in May, 1994. The rig was declared a compromised total loss by the Company's insurance underwriters. The Company received $14,600,000 from its insurance underwriters for damages to the MARQUETTE. The Company has scrapped the rig and salvaged various rig equipment for use on other rigs or to sell. The Company recognized a gain of $2,715,000 on the disposition of the unit during 1995.

     Interest capitalization associated with rig refurbishments during the years ended December 31, 1997, 1996 and 1995 was $629,000, $730,000 and $0,
respectively.

                            CLIFFS DRILLING COMPANY

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

     The Company's investments in and advances to unconsolidated affiliates are not significant at or for the years ended December 31, 1997 and 1996; therefore, applicable disclosures were not required. The following information summarizes the Statement of Operations of CNCTI for the year ended December 31, 1995:

Revenues....................................................  $24,052,000
Operating expenses..........................................   26,638,000
                                                              -----------
  Operating loss............................................   (2,586,000)
Other, net..................................................      433,000
                                                              -----------
  Net loss..................................................  $(2,153,000)
                                                              ===========

5. NOTES PAYABLE

     Long-term debt at December 31, 1997 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $200,000,000 and debt premium, net of amortization, of $3,606,000. In addition to the $150,000,000 of Senior Notes sold during 1996, the Company sold $50,000,000 of Senior Notes on August 7, 1997 at a premium of $3,875,000. Considering the premium, the effective interest rate on the $50,000,000 Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     On or after May 15, 2000, the Senior Notes are redeemable at the option of the Company, in whole or in part, at a price of 105% of principal if redeemed during the twelve months beginning May 15, 2000, at a price of 102.5% of principal if redeemed during the twelve months beginning May 15, 2001, or at a price of 100% of principal if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date. Notwithstanding the foregoing, the Company may at its option use all or a portion of the proceeds from a public equity offering consummated on or prior to May 15, 1999, to redeem up to $50,000,000 principal amount of the Senior Notes at a redemption price equal to 110% of the principal amount, provided that at least $150,000,000 in aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.

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

     Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The assets, equity, income and cash flows of the non-guarantor subsidiaries on an individual and combined basis are less

                            CLIFFS DRILLING COMPANY
than 1% of the consolidated assets, equity, income and cash flows, respectively, of the Company and are inconsequential. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows:

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
Current Assets..............................................  $ 31,872   $ 19,798
Non-Current Assets..........................................   214,462    140,042
                                                              --------   --------
          Total Assets......................................  $246,334   $159,840
                                                              ========   ========
Current Liabilities.........................................  $ 21,417   $  8,078
Non-Current Liabilities.....................................   189,004    135,499
Equity......................................................    35,913     16,263
                                                              --------   --------
          Total Liabilities and Equity......................  $246,334   $159,840
                                                              ========   ========

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues....................................................  $ 96,166   $ 51,081   $  1,921
Operating Income (Loss).....................................  $ 41,400   $ 14,224   $   (787)
Net Income (Loss)...........................................  $ 19,650   $  5,264   $   (531)

     The Senior Notes had a fair value of $214,960,000 at December 31, 1997, or a 7.48% premium to carrying value, based upon the quoted market price of the debt.

     The Company executed the Second Restated Credit Agreement with International Nederlanden (U.S.) Capital Corporation, now known as ING (U.S.) Capital Corporation ("ING") during the first quarter of 1994, thereby converting its $10,000,000 working capital credit facility to a $20,000,000 revolving line of credit ("Revolving Credit Facility") subject to certain borrowing base limitations. All advances to the Company from the Revolving Credit Facility bear interest at one-quarter of one percent ( 1/4%) per annum plus the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or a referenced average prime rate; or at the adjusted LlBOR rate plus two percent (2%) per annum. The foregoing rates are subject to an increase of one-half percent
( 1/2%) in the event certain financial criteria are not met. The Company is also obligated to pay ING (i) a commitment fee equal to one-half percent ( 1/2%) per annum on the average daily unadvanced portion of the commitments and (ii) a letter of credit fee of two percent (2%) per annum on the average daily undrawn and unexpired amount of each letter of credit during the period that sum remains outstanding.

     On June 27, 1996, the Company and ING modified and amended the $20,000,000 Revolving Credit Facility to, among other things, increase the amount available under such facility to $35,000,000. The Revolving Credit Facility matures on May 31, 1998.

     The Revolving Credit Facility is secured by accounts receivable, certain rig inventory and equipment, certain oil and gas properties and the stock of certain subsidiaries of the Company. Under the Second Restated Credit Agreement with ING, as amended, the Company is required to comply with various covenants including, but not limited to, the maintenance of various financial ratios, and is restricted from declaring, making or paying any dividends on the Common Stock.

                            CLIFFS DRILLING COMPANY

     Availability and borrowings under the Revolving Credit Facility are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Line of credit available....................................  $32,583    $32,583
Short-term borrowings outstanding...........................       --         --
Letters of credit outstanding...............................    2,417      2,417

     Interest payments on all indebtedness amounted to $17,035,000, $7,527,000 and $198,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. INCOME TAXES

     During 1996 and 1997, the Company utilized all net operating loss carryforwards and foreign tax credit carryforwards generated in prior years which were available to offset future taxable income. For financial reporting purposes, a valuation allowance of $1,589,000 was provided at December 31, 1996 to reduce deferred tax assets to a level which, more likely than not, would be realized. The valuation allowance was eliminated during 1997 to reflect the use of the related foreign tax assets in the reduction of current year liabilities.

     The Company provided for $25,124,000 and $6,996,000 of income taxes for the years ended December 31, 1997 and 1996, respectively. This represents an effective tax rate of 35% and 33% for the years 1997 and 1996, respectively. Current taxes consist of Federal income taxes and taxes paid in foreign jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depreciation................................  $11,886    $ 7,235
  Certain prepaid expenses..................................      620      2,593
  Mobilization..............................................      970         --
  Foreign income taxes......................................    1,399         --
  Undistributed earnings of subsidiaries....................       --        250
                                                              -------    -------
     Total deferred tax liabilities.........................   14,875     10,078
Deferred tax assets:
  Accounts receivable reserves..............................      123        279
  Restricted stock..........................................       76         --
  Foreign tax credits.......................................       --      3,811
  Minimum tax credits.......................................       --        641
  Net operating loss carryforwards..........................       --        492
  Percentage depletion carryforward.........................       --        678
  Other, net................................................      341        738
                                                              -------    -------
     Total deferred tax assets..............................      540      6,639
Valuation allowance for deferred tax assets.................       --     (1,589)
                                                              -------    -------
     Net deferred tax assets................................      540      5,050
                                                              -------    -------
     Net deferred tax liabilities...........................  $14,335    $ 5,028
                                                              =======    =======

                            CLIFFS DRILLING COMPANY

     Tax benefits of $2,930,000 and $1,603,000 associated with the exercise of non-qualified stock options during the years ended December 31, 1997 and 1996, respectively, are reflected as a component of shareholders' equity.

     For financial reporting purposes, income before income taxes includes the following components:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1997        1996       1995
                                                        --------    --------    -------
                                                                (IN THOUSANDS)
Income before income taxes:
  United States.......................................  $15,778     $   992     $  125
  Foreign.............................................   56,005      20,426      7,727
                                                        -------     -------     ------
          Total.......................................  $71,783     $21,418     $7,852
                                                        =======     =======     ======

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1997        1996       1995
                                                        --------    --------    -------
                                                                (IN THOUSANDS)
Current:
  Federal.............................................  $10,907     $   144     $  100
  Foreign.............................................    4,910       1,668        458
                                                        -------     -------     ------
          Total Current...............................   15,817       1,812        558
Deferred:
  Federal.............................................    7,908       5,184      1,848
  Foreign.............................................    1,399          --         --
                                                        -------     -------     ------
          Total Deferred..............................    9,307       5,184      1,848
                                                        -------     -------     ------
                                                        $25,124     $ 6,996     $2,406
                                                        =======     =======     ======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1997        1996       1995
                                                        --------    --------    -------
                                                                (IN THOUSANDS)
Tax at U.S. statutory rates...........................  $25,124     $ 7,496     $2,748
Foreign tax provision.................................    6,308       1,668        458
Foreign tax credits available.........................   (4,909)     (1,361)        --
Alternative minimum tax provision.....................       --         144        100
Alternative minimum credits available.................       --        (144)      (100)
Change in valuation allowance.........................   (1,589)       (720)      (368)
Safe harbor lease termination.........................       --          --       (897)
Other, net............................................      190         (87)       465
                                                        -------     -------     ------
          Income tax expense..........................  $25,124     $ 6,996     $2,406
                                                        =======     =======     ======

     Income tax payments amounted to $11,508,000, $1,854,000 and $531,000 for the years ended December 31, 1997, 1996 and 1995.

7. PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150,000,000

                            CLIFFS DRILLING COMPANY
of Senior Notes and the issuance of 1,200,000 shares (pre-split basis) of the Company's Common Stock valued at an average price of $18.51 per share (pre-split basis) in connection with the Southwestern Rigs acquisition.

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

     The pro forma financial information was prepared assuming that the transactions described above were consummated as of January 1, 1995. The pro forma financial information has been prepared based upon assumptions deemed appropriate by the Company and may not be indicative of actual results. The historical results of Southwestern's operations are included with the Company's results beginning May 23, 1996. The unaudited Pro Forma Consolidating Statements of Operations for the years ended December 31, 1996 and 1995 are included in the Company's Forms 8-K dated September 19, 1997 and May 23, 1996, respectively.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996          1995
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                                                     (UNAUDITED)
Revenues....................................................   $147,672      $108,854
Net Income (Loss)...........................................   $ 10,273      $ (7,937)
Net Income (Loss) Per Common Share:
  Basic.....................................................   $   0.70      $  (1.00)
  Diluted...................................................   $   0.68      $  (1.00)

8. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan ("401(k) Plan"). Under the 401(k) Plan, an employee who has reached age 21 and completed 90 days of service is eligible to participate in the plan through contributions that range in one percent multiples up to 16% of salary, with a 1997 dollar maximum of $9,500. In addition, the Company contributes (or "matches") on behalf of each participant shares of Common Stock equal to 100% of the portion of each participant's contribution which does not exceed 6% of the participant's annual salary. Employer contributions for certain highly compensated employees may be further limited through the operation of the non-discrimination requirements found in Sections 401(k) and 401(m) of the Internal Revenue Code.

     Employee contributions can be invested in any or all of 6 investment options in multiples of 5%. Employer contributions are invested in the Company's Common Stock. Employee contributions are 100% vested and non-forfeitable. Employer contributions are subject to a graded vesting schedule, with participants becoming fully vested upon completion of five years employment service with the Company. Distributions from the 401(k) Plan are made upon retirement, death, disability or separation of service. Participants may borrow up to one-half ( 1/2) of their vested interest in the plan, limited to a maximum of $50,000. Contributions to the 401(k) Plan and earnings on contributions are not included in a participant's gross income until distributed to the participant. Contributions to the 401(k) Plan by the Company were $531,000, $413,000 and $365,000 for the years 1997, 1996 and 1995, respectively.

                            CLIFFS DRILLING COMPANY

9. CAPITAL STOCK

     The Company's Revolving Credit Facility and the indenture governing the Senior Notes of the Company restrict payment of dividends on the Common Stock. Specifically, the indenture restricts the payment of dividends based on (i) availability of funds under a formula based on previously unapplied cumulative net income since April 1, 1996 plus certain stock sale proceeds raised after May 15, 1996 plus $10,000,000 and (ii) satisfaction of the then applicable minimum interest coverage ratio for debt incurrence. Cumulative net income for purposes of the test excludes gains or losses on asset sales and certain other non-recurring charges or credits as specified in the indenture. Although the Company was not prohibited from paying cash dividends under the terms of the indenture as of December 31, 1997, management does not intend to declare any cash dividends in the foreseeable future.

     The Company has a 1988 Incentive Equity Plan under which stock options, stock appreciation rights, restricted stock and deferred stock awards for up to 650,000 shares (pre-split basis) of the Company's Common Stock may be awarded to officers, directors and key employees. The Company's 1988 Incentive Equity Plan is designed to attract and reward key executive personnel. At December 31, 1997, the Company had 38,850 shares of Common Stock reserved for issuance under the 1988 Incentive Equity Plan.

  Stock Options

     Stock options granted pursuant to the 1988 Incentive Equity Plan expire not more than ten years from the date of grant and typically vest over three years, with 50% vesting after one year and 25% vesting in each of the succeeding two years. All of the options granted by the Company were granted at an option price equal to the fair market value of the Common Stock at the date of grant.

     Changes in the number of outstanding options on the Company's Common Stock are summarized as follows:

                                                                                WEIGHTED
                                                               NUMBER OF        AVERAGE
                                                              SHARES UNDER   EXERCISE PRICE
                                                                 OPTION       (PER SHARE)
                                                              ------------   --------------
Outstanding Options at December 31, 1994....................     524,400         $ 6.68
  Canceled..................................................      (4,400)        $ 6.85
                                                                --------
Outstanding Options at December 31, 1995....................     520,000         $ 6.68
                                                                ========
  Granted...................................................     368,000         $13.82
  Exercised.................................................    (316,050)        $ 6.74
  Canceled..................................................        (500)        $ 6.44
                                                                --------
Outstanding Options at December 31, 1996....................     571,450         $11.24
                                                                ========
  Granted...................................................      86,500         $33.39
  Exercised.................................................    (243,900)        $ 9.27
  Canceled..................................................     (80,000)        $14.00
                                                                --------
Outstanding Options at December 31, 1997....................     334,050         $17.76
                                                                ========
Exercisable, December 31,
  1995......................................................     475,250         $ 6.71
  1996......................................................     199,700         $ 6.60
  1997......................................................     103,550         $10.27

                            CLIFFS DRILLING COMPANY

     At December 31, 1997, the following options were outstanding and exercisable and had the indicated weighted average remaining contractual lives:

     OUTSTANDING             EXERCISABLE
---------------------   ---------------------
           WEIGHTED                WEIGHTED                         WEIGHTED
            AVERAGE                 AVERAGE        RANGE OF         AVERAGE
NUMBER     EXERCISE     NUMBER     EXERCISE        EXERCISE        REMAINING
  OF         PRICE        OF         PRICE          PRICES        CONTRACTUAL
OPTIONS   (PER SHARE)   OPTIONS   (PER SHARE)     (PER SHARE)     LIFE (YEARS)
-------   -----------   -------   -----------   ---------------   ------------
247,550     $12.30      103,550     $10.27       $6.44 - $14.00       7.3
 86,500     $33.39           --         --      $32.75 - $69.50       9.4
-------                 -------
334,050     $17.76      103,550     $10.27       $6.44 - $69.50       7.8
=======                 =======

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1997    1996
                                                              -----   -----
Weighted Average Risk-Free Interest Rate....................   6.5%    6.3%
Dividend Yield..............................................   0.0%    0.0%
Weighted Average Stock Price Volatility Factor..............  60.1%   41.7%
Expected Life of the Options (Years)........................     4       4

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The calculated weighted average fair values of options granted during 1997 and 1996 were $17.41 and $5.67, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected life. This pro forma financial information is calculated in accordance with SFAS 123, but is not likely to be representative of the effects on reported net income in future years. The Company's pro forma information follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Pro Forma Net Income........................................   $45,965     $13,973
Pro Forma Net Income Per Common Share:
  Basic.....................................................   $  3.02     $  1.02
  Diluted...................................................   $  2.95     $  0.99

  Restricted Stock

     The Company's Board of Directors has awarded restricted stock to the Company's officers and key employees from time to time. Awards totaling 90,600 shares and one award of 5,000 shares (pre-split) were made during 1997 and 1996, respectively. Restrictions on 1997 awards of 88,600 shares lapse with respect to 25% of the entire award after

                            CLIFFS DRILLING COMPANY
one year and after each of the succeeding three years. Restrictions on 1997 awards of 2,000 shares lapse with respect to 33 1/3% of the entire award after one year and after each of the succeeding two years. The 1996 award of 5,000 shares (pre-split) was forfeited during 1997. Expense related to amortization of restricted stock was $430,000, $29,000 and $25,000 for the years 1997, 1996 and 1995, respectively. Deferred compensation expense relative to non-vested shares of restricted stock, measured by the market value of the stock on the date of grant, is being amortized on a straight-line basis over the restriction period. The unamortized deferred compensation expense, which has been deducted from equity in the Consolidated Balance Sheets, amounted to $2,467,000 and $223,000 at December 31, 1997 and 1996, respectively.

     Effective December 31, 1992, the Company's Board of Directors approved the sale of 35,000 shares of restricted Common Stock to certain key executives. The price paid for the restricted stock was $6.63 per share. The Company extended full recourse, interest-bearing loans to the key executives in the aggregate amount of $232,000. Interest was calculated at seven and one-half percent
(7 1/2%) per annum payable quarterly and accrued on the last day of March, June, September and December until the notes were due on December 31, 1997. All such loans were paid by December 31, 1997. In connection with the restricted stock sale, the Company executed deferred stock agreements with the executives which provided for a share match in the event certain performance criteria were achieved over the five-year period ending December 31, 1997. The performance measures were attained by the Company, resulting in an award of 14,400 additional shares of Common Stock on February 18, 1998. Compensation expense of $590,000 related to the deferred stock awards was accrued during 1997 when it became probable that the Company performance criteria would be met. No such compensation expense was accrued during the years ended December 31, 1996 and 1995.

10. REDEEMABLE PREFERRED STOCK

     On January 17, 1996, the Company issued 2,113,557 shares (pre-split) of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $881,000.

                            CLIFFS DRILLING COMPANY

11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1997       1996       1995
                                                       -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
Numerator:
  Net Income.........................................  $46,659    $14,422    $ 5,446
  Preferred Stock Dividends..........................       --        (31)    (2,659)
                                                       -------    -------    -------
  Numerator for Basic Earnings Per Share -- Income
     Available to Common Shareholders................   46,659     14,391      2,787
  Effect of Dilutive Securities:
     Preferred Stock Dividends.......................       --         31         --
                                                       -------    -------    -------
  Numerator for Diluted Earnings Per Share -- Income
     Available to Common Shareholders After Assumed
     Conversions.....................................  $46,659    $14,422    $ 2,787
Denominator:
  Denominator for Basic Earnings Per
     Share -- Weighted Average Shares................   15,237     13,736      8,192
  Effect of Dilutive Securities:
     Stock Options...................................      196        147         12
     Restricted Stock................................       56          6          9
     Contingent Deferred Stock.......................        4         --         --
     Convertible Exchangeable Preferred Stock........       --        194         --
                                                       -------    -------    -------
  Dilutive Potential Common Shares...................      256        347         21
  Denominator for Diluted Earnings Per
     Share -- Adjusted Weighted Average Shares and
     Assumed Conversions.............................   15,493     14,083      8,213
Net Income Per Common Share:
  Basic..............................................  $  3.06    $  1.05    $  0.34
                                                       =======    =======    =======
  Diluted............................................  $  3.01    $  1.02    $  0.34
                                                       =======    =======    =======

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its headquarters office, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $1,534,000, $856,000 and $560,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 1997 for the following five years are $1,324,000, $828,000, $679,000, $173,000 and $0, respectively.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

                            CLIFFS DRILLING COMPANY

13. BUSINESS SEGMENTS

     During each of the three years in the period ended December 31, 1997, the Company conducted the following business activities:

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

                                                                                                       DEPRECIATION,
                                                             OPERATING                                   DEPLETION
                                                              INCOME     IDENTIFIABLE     CAPITAL           AND
                                                  REVENUES    (LOSS)        ASSETS      EXPENDITURES   AMORTIZATION
                                                  --------   ---------   ------------   ------------   -------------
                                                                            (IN THOUSANDS)
December 31, 1997
  Daywork Drilling..............................  $173,602    $71,623      $422,587       $168,822        $15,750
  Engineering Services..........................    91,723     20,446        40,685             --             27
  MOPU Operations...............................     8,663      3,582        34,866          6,976          4,065
  Oil and Gas...................................       410       (330)        2,013            456            311
  Corporate Office..............................        --     (9,021)           --             --            290
  Eliminations..................................   (10,766)        --            --             --             --
                                                  --------    -------      --------       --------        -------
    Consolidated................................  $263,632    $86,300      $500,151       $176,254        $20,443
                                                  ========    =======      ========       ========        =======
December 31, 1996
  Daywork Drilling..............................  $ 77,882    $23,048      $257,555       $158,650        $ 9,021
  Engineering Services..........................    60,517      8,036        42,521             --             32
  MOPU Operations...............................     4,329      2,872        35,661          7,719            793
  Oil and Gas...................................     1,156     (3,108)        3,809            350            654
  Corporate Office..............................        --     (6,411)           --             --            111
  Eliminations..................................   (10,775)        --            --             --           (223)
                                                  --------    -------      --------       --------        -------
    Consolidated................................  $133,109    $24,437      $339,546       $166,719        $10,388
                                                  ========    =======      ========       ========        =======
December 31, 1995
  Daywork Drilling..............................  $ 26,363    $ 2,761      $ 56,639       $ 11,814        $ 4,193
  Engineering Services..........................    56,970      2,609        37,302             --             30
  MOPU Operations...............................     4,920      2,492        30,017            825          1,360
  Oil and Gas...................................     2,788        541         5,004            798          1,732
  Corporate Office..............................        --     (5,387)           --             --             98
  Eliminations..................................    (7,752)        --            --             --           (142)
                                                  --------    -------      --------       --------        -------
    Consolidated................................  $ 83,289    $ 3,016      $128,962       $ 13,437        $ 7,271
                                                  ========    =======      ========       ========        =======

     Intersegment sales between the Daywork Drilling and Engineering Services business segments were $10,766,000, $10,775,000 and $7,752,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Such intersegment sales were accounted for at prices comparable to unaffiliated customer sales.

     Identifiable assets by industry segment include assets directly identified with those operations. Capital expenditures for the year ending December 31, 1997 include $20,500,000 of non-cash investing activity related to 437,939 shares of Common Stock issued in connection with the acquisition of the assets used in the offshore contract drilling business in Trinidad of Well Services and $9,250,000 of non-cash investing activity related to the acquisition of substantially all of the remaining 50% interest of the WINDJV. Capital expenditures for the year ending December 31, 1996 include

                            CLIFFS DRILLING COMPANY

$22,215,000 of non-cash investing activity related to 1,200,000 shares (pre-split basis) of Common Stock issued in connection with the acquisition of the Southwestern Rigs.

     The Company derived a significant amount of its revenues from a few customers in each of the three years in the period ended December 31, 1997. The following table summarizes information with respect to these major customers.

                                                                                              % OF
                                                                                          CONSOLIDATED
                 CUSTOMER                                REPORTING SEGMENT                  REVENUES
                 --------                                -----------------                ------------
December 31, 1997
  Corpoven, S.A............................  Daywork Drilling and Engineering Services        31%
December 31, 1996
  Corpoven, S.A............................  Daywork Drilling and Engineering Services        31%
December 31, 1995
  Corpoven, S.A............................  Daywork Drilling and Engineering Services        35%
  Maraven, S.A.............................  Daywork Drilling and Engineering Services        19%
  Texaco Exploration & Production, Inc.....  Engineering Services                             12%

14. DISTRIBUTION OF EARNINGS AND ASSETS

     The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area.

                                                                         OPERATING
                                                                          INCOME      IDENTIFIABLE
                                                             REVENUES     (LOSS)         ASSETS
                                                             --------    ---------    ------------
                                                                        (IN THOUSANDS)
December 31, 1997
  United States............................................  $ 97,199     $33,218       $204,985
  Venezuela................................................   124,242      41,217        144,025
  Qatar....................................................    26,448      11,937         59,466
  Trinidad.................................................     4,782       2,249         68,578
  Other....................................................    10,961       6,410         23,097
  Corporate Overhead.......................................        --      (8,731)            --
                                                             --------     -------       --------
          Total............................................  $263,632     $86,300       $500,151
                                                             ========     =======       ========
December 31, 1996
  United States............................................  $ 59,961     $ 6,874       $220,520
  Venezuela................................................    56,242      14,639         58,890
  Qatar....................................................     5,767       1,562         20,298
  Trinidad.................................................       909         699          3,955
  Other....................................................    10,230       6,963         35,883
  Corporate Overhead.......................................        --      (6,300)            --
                                                             --------     -------       --------
          Total............................................  $133,109     $24,437       $339,546
                                                             ========     =======       ========
December 31, 1995
  United States............................................  $ 30,783     $ 2,178       $ 82,934
  Venezuela................................................    51,308       5,881         45,434
  Other....................................................     1,198         246            594
  Corporate Overhead.......................................        --      (5,289)            --
                                                             --------     -------       --------
          Total............................................  $ 83,289     $ 3,016       $128,962
                                                             ========     =======       ========

                            CLIFFS DRILLING COMPANY

     Revenues, operating income (loss) and identifiable assets have been reclassified in prior years to conform with the current year presentation.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                            (UNAUDITED)
                                                       FOR THE QUARTER ENDED
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        ---------   --------   -------------   ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
Revenues..............................   $60,876    $60,470       $68,120        $74,166
Operating Income......................    14,576     22,367        23,880         25,477
Net Income............................     6,958     13,628        12,291         13,782(1)
Net Income per Common Share:
  Basic...............................   $  0.46    $  0.90       $  0.80        $  0.90(1)(2)
  Diluted.............................   $  0.45    $  0.89       $  0.79        $  0.88(1)(2)

1996:
Revenues..............................   $29,078    $13,778       $43,497        $46,756(3)
Operating Income......................     4,331      2,461         9,585          8,060(3)
Net Income............................     3,700      1,985         4,309          4,428(3)
Net Income Applicable to Common and
  Common Equivalent Shares............     3,669      1,985         4,309          4,428(3)
Net Income per Common Share:
  Basic...............................   $  0.31    $  0.15       $  0.29        $  0.30(2)(3)
  Diluted.............................   $  0.30    $  0.15       $  0.29        $  0.29(2)

---------------

(1) The second quarter of 1997 includes a net gain on disposition of assets of $2,575,000.

(2) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128. In addition, the 1996 and first quarter of 1997 earnings per share and weighted average shares have been retroactively adjusted to reflect the Stock Split.

(3) During the second quarter of 1996, the Company did not complete any turnkey wells in its Engineering Services division. Fourth quarter 1996 results include $2,941,000 in costs associated with an unsuccessful well drilled by the Company's oil and gas business segment.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Reorganization and Distribution Agreement dated as of
                            June 8, 1988 among Cleveland-Cliffs Inc, The
                            Cleveland-Cliffs Iron Company, Cliffs Drilling Company,
                            now Cliffs Resources, Inc., Cliffs Exploration Company,
                            now Cliffs Oil and Gas Company, Cliffs Drilling
                            International, Inc. and New Cliffs Drilling Company, now
                            Cliffs Drilling Company, the Registrant (the "Company")
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
          2.2            -- Acquisition Agreement dated as of May 13, 1996 by and
                            among Southwestern Offshore Corporation, Viking Supply
                            Ships A.S., Ocean Master III Inc., Production Partner
                            Inc., Trivium Investments Limited, Helge Ringdal, the
                            Company, Cliffs Drilling Asset Acquisition Company and
                            Cliffs Drilling Merger Company (incorporated by reference
                            to Exhibit 2.2 to the Company's Form 8-K dated May 23,
                            1996).
          2.3            -- Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA.,
                            Construtora Andrade Gutierrez S.A., Andrade Gutierrez
                            Perfuracao LTDA., Driltech Inc. and the Company
                            (incorporated by reference to Exhibit 2.3 to the
                            Company's Form 10-K for the year ended December 31,
                            1996).
          2.3.1          -- Amendment No. 1 dated as of January 24, 1997 to Stock
                            Purchase Agreement dated as of December 6, 1996 by and
                            among Delavney-Gestao E Consultadoria LDA., Construtora
                            Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao
                            LTDA., Driltech Inc. and the Company (incorporated by
                            reference to Exhibit 2.3.1 to the Company's Form 10-K for
                            the year ended December 31, 1996).
          2.3.2          -- Amendment No. 2 dated as of April 24, 1997 to Stock
                            Purchase Agreement dated as of December 6, 1996 by and
                            among Delavney-Gestao E Consultadoria LDA., Construtora
                            Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao
                            LTDA., Driltech Inc. and the Company (incorporated by
                            reference to Exhibit 2.3.2 to the Company's Form 10-Q for
                            the quarter ended March 31, 1997).
          2.4            -- Asset Purchase Agreement dated as of December 29, 1997 by and among Cliffs Drilling Trinidad Offshore Limited, Well
                            Services (Marine) Ltd., Charles A. Brash and Phillip A.
                            Pollonais (incorporated by reference to Exhibit 2.4 to
                            the Company's Form 8-K dated December 29, 1997).
          3.1.1          -- Certificate of Incorporation of New Cliffs Drilling
                            Company (incorporated by reference to Exhibit 3.1.1 to
                            the Company's Form 10-Q for the quarter ended June 30,
                            1997).
          3.1.2          -- Certificate of Amendment of Certificate of Incorporation
                            (incorporated by reference to Exhibit 3.1.2 to the
                            Company's Form 10-Q for the quarter ended June 30, 1997).
          3.1.3          -- Certificate of Designations of $2.3125 Convertible
                            Exchangeable Preferred Stock of the Company (incorporated
                            by reference to Exhibit 3.1.3 to the Company's Form 10-Q
                            for the quarter ended June 30, 1997).
          3.1.4          -- Certificate of Amendment of Certificate of Incorporation
                            of the Company (incorporated by reference to Exhibit
                            3.1.4 to the Company's Form 10-Q for the quarter ended
                            June 30, 1997).
          3.1.5          -- Certificate of Elimination of $2.3125 Convertible
                            Exchangeable Preferred Stock of the Company (incorporated
                            by reference to Exhibit 3.1.5 to the Company's Form 10-Q
                            for the quarter ended June 30, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1.6          -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of the Company
                            (incorporated by reference to Exhibit 3.1.6 to the
                            Company's Form 10-Q for the quarter ended June 30, 1997).
          3.2            -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed August 4,
                            1988).
          4.1            -- Certificate of Incorporation of the Company, as amended
                            (included as Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.1.5
                            and 3.1.6).
          4.2            -- By-Laws of the Company (included as Exhibit 3.2).
          4.3            -- Indenture dated as of May 15, 1996 among the Company, as issuer, Cliffs Drilling Asset Acquisition Company, Cliffs
                            Drilling Merger Company, Cliffs Drilling International,
                            Inc. and Cliffs Oil and Gas Company, as subsidiary
                            guarantors, and Fleet National Bank, predecessor of State
                            Street Bank and Trust Company, as trustee, including a
                            Form of the Company's 10.25% Senior Notes due 2003
                            (incorporated by reference to Exhibit 4.3 to the
                            Company's Form 8-K dated May 23, 1996).
          4.3.1          -- First Supplemental Indenture dated as of July 11, 1996
                            among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company and DRL,
                            Inc., as subsidiary guarantors, and Fleet National Bank,
                            predecessor of State Street Bank and Trust Company, as
                            trustee (incorporated by reference to Exhibit 4.3.1 to
                            the Company's Registration Statement on Form S-4,
                            Registration No. 333-08273, filed July 17, 1996).
          4.3.2          -- Second Supplemental Indenture dated as of January 24,
                            1997 among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company, DRL,
                            Inc. and Greenbay Drilling Company Ltd., as subsidiary
                            guarantors, and Fleet National Bank, predecessor of State
                            Street Bank and Trust Company, as trustee (incorporated
                            by reference to Exhibit 4.6.2 to the Company's Form 10-K
                            for the fiscal year ended December 31, 1996).
          4.3.3          -- Third Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company, DRL,
                            Inc., Cliffs Drilling Trinidad Limited and West Indies
                            Drilling Joint Venture, as subsidiary guarantors, and
                            State Street Bank and Trust Company, successor to Fleet
                            National Bank, as trustee (incorporated by reference to
                            Exhibit 4.3.3 to the Company's Registration Statement on
                            Form S-4, Registration No. 333-36325, filed September 24,
                            1997).
         *4.3.4          -- Fourth Supplemental Indenture dated as of March 2, 1998 among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company, DRL,
                            Inc., Cliffs Drilling Trinidad Limited, West Indies
                            Drilling Joint Venture, Cliffs Drilling (Barbados)
                            Holdings ESRL, Cliffs Drilling (Barbados) SRL and Cliffs
                            Drilling Trinidad Offshore Limited, as subsidiary
                            guarantors, and State Street Bank and Trust Company,
                            successor to Fleet National Bank, as trustee.
          4.4            -- Registration Rights Agreement dated as of May 23, 1996 by and among the Company, Cliffs Drilling Asset Acquisition
                            Company, Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company,
                            Jefferies & Company, Inc. and ING Baring (U.S.)
                            Securities, Inc. (incorporated by reference to Exhibit
                            4.4 to the Company's Form 8-K dated May 23, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.5            -- Registration Rights Agreement dated as of May 23, 1996 by and among the Company, Viking Supply Ships A.S. and
                            Production Partner Inc. (incorporated by reference to
                            Exhibit 4.5 to the Company's Form 8-K dated May 23,
                            1996).
          4.6            -- Rights Agreement dated effective June 17, 1997 between
                            the Company and Harris Trust and Savings Bank, which
                            includes as Exhibit B thereto the Form of Right
                            Certificate (incorporated by reference to Exhibit 4.3 to
                            the Company's Registration Statement on Form 8-A filed
                            June 6, 1997).
          4.7            -- Indenture dated as of August 7, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs
                            Drilling Merger Company, Cliffs Drilling International,
                            Inc., Cliffs Oil and Gas Company and DRL, Inc., as
                            subsidiary guarantors, and State Street Bank and Trust
                            Company, as trustee, including a form of the Company's
                            10.25% Senior Notes due 2003 (incorporated by reference
                            to Exhibit 4.4 to the Company's Registration Statement on
                            Form S-4, Registration No. 333-36325, filed September 24,
                            1997).
          4.7.1          -- First Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore
                            Corporation, Cliffs Drilling Merger Company, Cliffs
                            Drilling International, Inc., Cliffs Oil and Gas Company,
                            DRL, Inc., Cliffs Drilling Trinidad Limited and the West
                            Indies Drilling Joint Venture, as subsidiary guarantors,
                            and State Street Bank and Trust Company, as trustee,
                            (incorporated by reference to Exhibit 4.4.1 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 333-36325, filed September 24, 1997).
         *4.7.2          -- Second Supplemental Indenture dated as of March 2, 1998 among the Company, as issuer, Southwestern Offshore
                            Corporation, Cliffs Drilling Merger Company, Cliffs
                            Drilling International, Inc., Cliffs Oil and Gas Company,
                            DRL, Inc., Cliffs Drilling Trinidad Limited, West Indies
                            Drilling Joint Venture, Cliffs Drilling (Barbados)
                            Holdings ESRL, Cliffs Drilling (Barbados) SRL and Cliffs
                            Drilling Trinidad Offshore Limited, as subsidiary
                            guarantors, and State Street Bank and Trust Company, as
                            trustee.
          4.8            -- Registration Rights Agreement dated as of July 31, 1997 by and among the Company, Southwestern Offshore
                            Corporation, Cliffs Drilling Merger Company, Cliffs
                            Drilling International, Inc., Cliffs Oil and Gas Company,
                            DRL, Inc., Jefferies & Company, Inc. and ING Baring
                            (U.S.) Securities, Inc. (incorporated by reference to
                            Exhibit 4.5 to the Company's Registration Statement on
                            Form S-4, Registration No. 333-36325, filed September 24,
                            1997).
          4.9            -- Registration Rights Agreement dated as of December 29,
                            1997 by and among the Company, Well Services (Marine)
                            Ltd., Charles A. Brash and Phillip A. Pollonais
                            (incorporated by reference to Exhibit 4.9 to the
                            Company's Form 8-K dated December 31, 1997).
         10.1            -- Reorganization and Distribution Agreement dated as of
                            June 8, 1988 (incorporated by reference to Exhibit 2.1 to
                            the Company's Registration Statement on Form S-1, No.
                            33-23508, filed under the Securities Act).
         10.2            -- Tax Sharing Agreement dated as of June 21, 1988 between
                            Cleveland-Cliffs Inc, Cliffs Resources, Inc., Cliffs Oil
                            and Gas Company, Cliffs Drilling International, Inc. and
                            the Company (incorporated by reference to Exhibit 10.2 to
                            the Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.3            -- Benefits Agreement dated as of June 21, 1988 between
                            Cleveland-Cliffs Inc, Cliffs Resources, Inc. and the
                            Company (incorporated by reference to Exhibit 10.3 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.4            -- Drilling Agreement dated January 17, 1986 between Cliffs
                            Resources, Inc. and TransAmerican Natural Gas
                            Corporation, Debtor and Debtor-in-Possession and Certain
                            of its Affiliates (incorporated by reference to Exhibit
                            10.4 to the Company's Registration Statement on Form 10,
                            File No. 0-16703).
         10.5            -- Agreement dated April 28, 1987, as amended by Additional
                            Agreements dated August 26, 1987, and February 12, 1988,
                            between Cliffs Resources, Inc. and Neddrill Nederland
                            B.V. (incorporated by reference to Exhibit 10.7 in the
                            Company's Registration Statement on Form 10, File No.
                            0-16703).
         10.6            -- Agreement dated June 1, 1990, between Cliffs Drilling
                            International, Inc. and Neddrill Turnkey Drilling B.V.
                            (incorporated by reference to Exhibit 10.7.3 to the
                            Company's Form 10-K for the year ended December 31,
                            1990).
         10.7            -- Cliffs Drilling Company 1988 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.7.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.1 to the Company's Form 10-K
                            for the year ended December 31, 1993).
         10.7.2          -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.2 to the Company's Form 10-K
                            for the year ended December 31, 1993).
         10.7.3          -- Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.3 to the Company's Form 10-K
                            for the year ended December 31, 1996).
         10.8            -- Cliffs Drilling Company Incentive Bonus Plan
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.9            -- Cliffs Drilling Company Retention Plan for Salaried
                            Employees (incorporated by reference to Exhibit 10.10 to
                            the Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.9.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.1 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.9.2          -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.2 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.10           -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.11 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed under the
                            Securities Act).
         10.11           -- Form of Restricted Stock Award Agreement entered into
                            between the Company and certain key executive officers
                            (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.11.1         -- Form of Restricted Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.10.1 to the Company's Form 10-K for the
                            year ended December 31, 1992).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11.2         -- Form of Deferred Stock Award Agreement dated as of
                            December 31, 1992 entered into between the Company and
                            certain key executive officers (incorporated by reference
                            to Exhibit 10.11.2 to the Company's Form 10-K for the
                            year ended December 31, 1993).
         10.12           -- Exploration and Development Agreement dated as of May 25,
                            1988 among the Company, Mosbacher Offshore, Inc. and
                            Cliffs Oil and Gas Company (incorporated by reference to
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed under the
                            Securities Act).
         10.12.1         -- Letter Agreement dated February 15, 1991 extending
                            Exploration and Development Agreement (incorporated by
                            reference to Exhibit 10.13.1 to the Company's Form 10-K
                            for the year ended December 31, 1990).
         10.13           -- Second Restated Credit Agreement dated as of March 28,
                            1994 by and among the Company, Cliffs Oil and Gas
                            Company, Cliffs Drilling International, Inc. and
                            Internationale Nederlanden (U.S.) Capital Corporation,
                            now ING (U.S.) Capital Corporation (incorporated by
                            reference to Exhibit 10.14.1 to the Company's Form 10-Q
                            for the quarter ended March 31, 1994).
         10.13.1         -- First Amendment to Second Restated Credit Agreement dated as of May 17, 1994 by and among the Company, Cliffs Oil
                            and Gas Company, Cliffs Drilling International, Inc. and
                            Internationale Nederlanden (U.S.) Capital Corporation,
                            now ING (U.S.) Capital Corporation (incorporated by
                            reference to Exhibit 10.13.1 to the Company's Form 10-K
                            for the year ended December 31, 1994).
         10.13.2         -- Second Amendment to Second Restated Credit Agreement
                            dated as of September 26, 1995 by and among the Company,
                            Cliffs Oil and Gas Company, Cliffs Drilling
                            International, Inc. and Internationale Nederlanden (U.S.)
                            Capital Corporation, now ING (U.S.) Capital Corporation
                            (incorporated by reference to Exhibit 10.13.2 to the
                            Company's Form 10-K for the year ended December 31,
                            1995).
         10.13.3         -- Third Amendment to Second Restated Credit Agreement dated as of December 19, 1995 by and among the Company, Cliffs
                            Oil and Gas Company, Cliffs Drilling International, Inc.
                            and Internationale Nederlanden (U.S.) Capital
                            Corporation, now ING (U.S.) Capital Corporation
                            (incorporated by reference to Exhibit 10.13.3 to the
                            Company's Form 10-K for the year ended December 31,
                            1995).
         10.13.4         -- Fourth Amendment to Second Restated Credit Agreement
                            dated as of June 27, 1996 by and among the Company,
                            Cliffs Oil and Gas Company, Cliffs Drilling
                            International, Inc., Southwestern Offshore Corporation,
                            DRL, Inc. and Internationale Nederlanden (U.S.) Capital
                            Corporation, now ING (U.S.) Capital Corporation
                            (incorporated by reference to Exhibit 10.13.3 to the
                            Company's Form 10-Q for the quarter ended June 30, 1996).
         10.14           -- Cliffs Neddrill Central Turnkey International Joint
                            Venture Agreement dated December 15, 1992, by and among
                            Cliffs Drilling International, Inc., Neddrill Turnkey
                            Drilling B.V. and Perforadora Central S.A. de C.V.
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's Form 10-K for the year ended December 31,
                            1992).
         10.15           -- Asset Purchase and Sale Agreement dated March 30, 1993, between the Company, as seller, and Cerrito Investment
                            Corporation (incorporated by reference to Exhibit 10.23
                            to the Company's Form 10-Q for the quarter ended March
                            31, 1993).
         10.16           -- Form of Executive Agreement dated as of July 20, 1994
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Form 10-Q for the quarter ended June 30, 1994).
         10.17           -- Acquisition Agreement dated as of May 13, 1996 (included as Exhibit 2.2).
         10.18           -- Stock Purchase Agreement dated as of December 6, 1996
                            (included as Exhibit 2.3).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18.1         -- Amendment No. 1 dated as of January 24, 1997 to Stock
                            Purchase Agreement dated December 6, 1996 (included as
                            Exhibit 2.3.1).
         10.18.2         -- Amendment No. 2 dated as of April 24, 1997 to Stock
                            Purchase Agreement dated as of December 6, 1996 (included
                            as Exhibit 2.3.2).
         10.19           -- Indenture dated as of May 15, 1996 (included as Exhibit
                            4.3).
         10.19.1         -- First Supplemental Indenture dated as of July 11, 1996
                            (included as Exhibit 4.3.1).
         10.19.2         -- Second Supplemental Indenture dated as of January 24,
                            1997 (included as Exhibit 4.3.2).
         10.19.3         -- Third Supplemental Indenture dated as of August 29, 1997
                            (included as Exhibit 4.3.3).
         10.19.4         -- Fourth Supplemental Indenture dated as of March 2, 1998
                            (included as Exhibit 4.3.4).
         10.20           -- Joint Venture Agreement dated as of April 18, 1996
                            between Well Services (Marine) Limited and Viking
                            Trinidad Limited, as Partners, and Well Services (Marine)
                            Limited, as Operator, establishing the West Indies
                            Drilling Joint Venture (incorporated by reference to
                            Exhibit 99.1 to the Company's Form 8-K dated May 23,
                            1996).
         10.20.1         -- First Amendment dated effective as of April 1, 1996 to
                            Joint Venture Agreement between Well Services (Marine)
                            Limited and Viking Trinidad Limited, as Partners, and
                            Well Services (Marine) Limited, as Operator (incorporated
                            by reference to Exhibit 99.1.1 to the Company's Form 8-K
                            dated May 23, 1996).
        *10.20.2         -- Purchase and Sale and Joint Venture Amendment Agreement
                            dated as of July 23, 1997 by and between Well Services
                            (Marine) Limited and Cliffs Drilling Trinidad Limited
                            (f/k/a Viking Trinidad Limited).
         10.21           -- Asset Purchase Agreement dated as of December 29, 1997
                            (included as Exhibit 2.4).
         10.22           -- Indenture dated as of August 7, 1997 (included as Exhibit
                            4.7).
         10.22.1         -- First Supplemental Indenture dated as of August 29, 1997
                            (included as Exhibit 4.7.1).
         10.22.2         -- Second Supplemental Indenture dated as of March 2, 1998
                            (included as Exhibit 4.7.2).
        *10.23           -- Cliffs Drilling Company Compensation Deferral Plan.
        *21.1            -- Subsidiaries of the Registrant.
        *23.1            -- Consent of Ernst & Young LLP.
        *27              -- Financial Data Schedule.

---------------

* Filed herewith

     All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.