Form 10-Q
period 1998-03-31
CLIFFS DRILLING CO
filed 1998-05-08
CIK 831964

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    -----------------------------------------

                                    FORM 10-Q
                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Yes    X     No
    ------       -------

   Number of shares of Common Stock outstanding as of May 7, 1998: 15,916,462


                       (Exhibit Index Located on Page 18)



================================================================================

                             CLIFFS DRILLING COMPANY
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                                            PAGE
                                                                                            -----
PART I - FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

  Consolidated Statements of Operations (Unaudited) -
    CLIFFS DRILLING COMPANY
    Three Months Ended March 31, 1998 and 1997................................................3

  Consolidated Balance Sheets (Unaudited)  -
    CLIFFS DRILLING COMPANY
    March 31, 1998 and December 31, 1997......................................................4

  Consolidated Statements of Cash Flows (Unaudited) -
    CLIFFS DRILLING COMPANY
    Three Months Ended March 31, 1998 and 1997................................................5

Notes to Interim Consolidated Financial Statements (Unaudited)................................6

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................................9



PART II - OTHER INFORMATION

 ITEM 2.    CHANGES IN SECURITIES.............................................................16

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................16

SIGNATURES....................................................................................17

EXHIBIT INDEX.................................................................................18

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                                                 Three Months
                                                                                Ended March 31,
                                                                             -----------------------
                                                                                1998        1997
                                                                             -----------  ----------

                                                                              (In thousands, except
                                                                               per share amounts)
REVENUES:
     Revenues .............................................................   $ 97,636    $ 60,283
     Income from Equity Investments .......................................        140         593
                                                                              --------    --------
                                                                                97,776      60,876
COSTS AND EXPENSES:
     Operating Expenses ...................................................     60,292      40,520
     Depreciation, Depletion and Amortization .............................      7,302       3,876
     General and Administrative Expense ...................................      2,149       1,904
                                                                              --------    --------
                                                                                69,743      46,300
                                                                              --------    --------

OPERATING INCOME ..........................................................     28,033      14,576

OTHER INCOME (EXPENSE):
     Loss on Disposition of Assets ........................................         (5)       (103)
     Interest Income ......................................................        553         368
     Interest Expense .....................................................     (5,074)     (3,977)
     Exchange Rate Gain (Loss) ............................................       (325)         80
     Other, net ...........................................................       (148)       (240)
                                                                              --------    --------
INCOME BEFORE INCOME TAXES ................................................     23,034      10,704
INCOME TAX EXPENSE ........................................................      8,062       3,746
                                                                              --------    --------
NET INCOME ................................................................   $ 14,972    $  6,958
                                                                              ========    ========

NET INCOME PER COMMON SHARE:
     Basic ................................................................   $   0.95    $   0.46
                                                                              ========    ========
     Diluted ..............................................................   $   0.93    $   0.45
                                                                              ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
     Basic ................................................................     15,838      15,135
                                                                              ========    ========
     Diluted ..............................................................     16,044      15,372
                                                                              ========    ========


      See accompanying notes to interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                   March 31,  December 31,
                                                                                     1998        1997
                                                                                 ----------- ------------
                                      ASSETS                                       (In thousands, except
                                                                                     share information)

CURRENT ASSETS:
    Cash and Cash Equivalents .................................................   $  55,207    $  28,122
    Accounts Receivable, net of allowance for doubtful accounts of $200 and
        $352 at March 31, 1998 and December 31, 1997, respectively ............      52,788       53,341
    Notes and Other Receivables, Current ......................................       4,398       10,190
    Inventories ...............................................................       8,695        7,551
    Drilling Contracts in Progress ............................................       7,878       16,503
    Prepaid Insurance .........................................................       1,586        1,772
    Other Prepaid Expenses ....................................................       8,142        6,595
                                                                                  ---------    ---------
          Total Current Assets ................................................     138,694      124,074

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment ................................................     476,674      453,915
    Other .....................................................................      16,576       15,373
                                                                                  ---------    ---------
                                                                                    493,250      469,288
    Less:  Accumulated Depreciation, Depletion and Amortization ...............    (107,991)    (100,061)
                                                                                  ---------    ---------
          Net Property and Equipment ..........................................     385,259      369,227

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES ......................       2,174        1,828
DEFERRED CHARGES AND OTHER ....................................................       4,832        5,022
                                                                                  ---------    ---------
          TOTAL ASSETS ........................................................   $ 530,959    $ 500,151
                                                                                  =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ..........................................................   $  35,714    $  33,171
    Accrued Interest ..........................................................       7,798        2,673
    Other Accrued Expenses ....................................................      35,119       30,414
                                                                                  ---------    ---------
          Total Current Liabilities ...........................................      78,631       66,258

10.25% SENIOR NOTES ...........................................................     203,439      203,606
DEFERRED INCOME TAXES .........................................................      16,303       14,335
OTHER LIABILITIES .............................................................       1,104           23

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 30,000,000 shares authorized; 16,322,332 and
      16,321,932 shares issued and 15,913,925 and 15,906,880 shares
      outstanding at March 31, 1998 and December 31, 1997, respectively .......         163          163
    Paid-in Capital ...........................................................     182,638      182,420
    Retained Earnings .........................................................      55,914       40,942
    Less:  Restricted Stock ...................................................      (2,180)      (2,467)
           Treasury Stock, at cost, 408,407 and 415,052 shares at March 31,
             1998 and December 31, 1997, respectively .........................      (5,053)      (5,129)
                                                                                  ---------    ---------
          Total Shareholders' Equity ..........................................     231,482      215,929
                                                                                  ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................   $ 530,959    $ 500,151
                                                                                  =========    =========

      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                             Three Months
                                                                           Ended March 31,
                                                                       ----------------------
                                                                          1998         1997
                                                                       ----------   ---------
                                                                           (In thousands)
OPERATING ACTIVITIES:
    Net Income ......................................................   $ 14,972    $  6,958
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
       (USED IN) OPERATING ACTIVITIES:
       Depreciation, Depletion and Amortization .....................      7,302       3,876
       Deferred Income Tax Expense ..................................      1,968       3,601
       Mobilization Expense Amortization ............................        195          25
       Loss on Disposition of Assets ................................          5         103
       Amortization of Debt Issue Costs .............................        227         187
       Amortization of Restricted Stock .............................        154          23
       Amortization of Debt Premium .................................       (168)         --
       Other ........................................................        147          77
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
           Accounts Receivable ......................................      6,345      (9,694)
           Inventories ..............................................     (1,144)        154
           Drilling Contracts in Progress ...........................      8,627      13,573
           Prepaid Insurance and Other Prepaid Expenses .............     (1,556)      2,664
           Investments in and Advances to Unconsolidated Affiliates .       (346)       (593)
           Accounts Payable and Other ...............................     13,462       2,438
                                                                        --------    --------
                  Net Cash Provided By Operating Activities .........     50,190      23,392
INVESTING ACTIVITIES:
    Capital Expenditures ............................................    (23,750)    (19,877)
    Acquisition of Rigs and Related Equipment .......................         --     (28,500)
    Proceeds from Sale of Property and Equipment ....................        677         279
    Collection of Notes Receivable ..................................         --         355
                                                                        --------    --------
                  Net Cash Used In Investing Activities .............    (23,073)    (47,743)
FINANCING ACTIVITIES:
    Debt Issue Costs ................................................        (32)         --
    Proceeds from Exercise of Stock Options .........................         --          96
                                                                        --------    --------
                  Net Cash Provided By (Used In) Financing Activities        (32)         96
                                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................     27,085     (24,255)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................     28,122      39,181
                                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 55,207    $ 14,926
                                                                        ========    ========


      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Cliffs Drilling Company (the "Company") annual report on Form 10-K for the year ended December 31, 1997.

2.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The earnings per share amounts and weighted average number of common and common equivalent shares outstanding for the three months ended March 31, 1997 have been restated as required to comply with SFAS No. 128.

     Earnings per share and weighted average shares for the three months ended March 31, 1997 have been retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend effective May 22, 1997.

3.    NOTES PAYABLE

     Long-term debt at March 31, 1998 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $200.0 million and debt premium, net of amortization, of $3.4 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     On or after May 15, 2000, the Senior Notes are redeemable at the option of the Company, in whole or in part, at a price of 105% of principal if redeemed during the twelve months beginning May 15, 2000, at a price of 102.5% of principal if redeemed during the twelve months beginning May 15, 2001, or at a price of 100% of principal if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date. Notwithstanding the foregoing, the Company may at its option use all or a portion of the proceeds from a public equity offering consummated on or prior to May 15, 1999, to redeem up to $50.0 million principal amount of the Senior Notes at a redemption price equal to 110% of the principal amount, provided that at least $150.0 million in aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"), and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Company's $35.0 million revolving credit facility ("Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING"). The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company.

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



                                                 March 31,    December 31,
                                                   1998          1997
                                                -----------  ------------
                                                     (In thousands)

Current Assets ..............................   $   26,228   $   31,872
Non-Current Assets ..........................      244,945      214,462
                                                ----------   ----------
     Total Assets ...........................   $  271,173   $  246,334
                                                ==========   ==========

Current Liabilities .........................   $   22,657   $   21,417
Non-Current Liabilities .....................      204,102      189,004
Equity ......................................       44,414       35,913
                                                ----------   ----------
     Total Liabilities and Equity ...........   $  271,173   $  246,334
                                                ==========   ==========




                                                   Three Months Ended
                                                       March 31,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------
                                                     (In thousands)

Revenues ....................................   $   36,016   $   17,008
Operating Income ............................   $   10,663   $    6,839
Net Income ..................................   $    8,501   $    2,535

4.   COMPREHENSIVE INCOME

     During the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components in a full set of financial statements. To the extent the Company has comprehensive income, it would present these items in a statement of changes in shareholders' equity. However, the Company had no items of comprehensive income during the first quarters of 1998 and 1997 and therefore, comprehensive income is equal to net income for both periods.

5.   SEGMENT REPORTING

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

GENERAL

     Activity in the contract drilling industry and related oil service businesses has improved due to increased worldwide demand for drilling rigs and related services. Over the past several years, the supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in increases in worldwide utilization rates. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. During the last few months, crude oil prices have declined from 1997 levels. This price volatility creates some market uncertainties, despite the overall improvement in oil and gas market fundamentals. The Company's daywork drilling operations have benefited from the tight supply of jack-up drilling rigs both in the U.S. Gulf of Mexico and internationally. Increased exploration activity coupled with a reduction in rig availability has resulted in increasing dayrates and utilization of the Company's drilling rigs. The same factors have positively and negatively affected the Company's engineering services business segment, in that increased exploration activity has caused an increase in demand for the Company's engineering services; however, reduced rig availability has made it more difficult for the Company to contract drilling rigs required for performance of turnkey drilling operations.

     The oil and gas industry has experienced extreme market cycles over the past decade. The Company has endeavored to mitigate the effect of this volatility by diversifying its scope of operations. To achieve its strategic objective, the Company established separate but related lines of business in daywork drilling, engineering services and mobile offshore production unit ("MOPU") operations. The Company also has pursued foreign drilling and production opportunities in order to expand geographically. Each of the Company's business segments will continue to be affected, however, by the unsettled energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations and environmental concerns.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

     The Company recognized net income of $15.0 million in the first quarter of 1998 compared to net income of $7.0 million in the first quarter of 1997. Revenues increased $36.9 million and operating income increased $13.5 million in the same period. These increases were partially offset by $1.1 million of increased interest expense associated with the Senior Notes and $4.3 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.



                                       Three Months Ended
                                            March 31,
                                      --------------------    Increase
                                        1998        1997     (Decrease)
                                      --------    --------   ----------
                                               (In thousands)
Revenues:
    Daywork Drilling ..............   $ 60,972    $ 34,144    $ 26,828
    Engineering Services ..........     43,629      26,701      16,928
    MOPU Operations ...............      2,328       1,592         736
    Oil and Gas ...................        130         169         (39)
    Eliminations ..................     (9,283)     (1,730)     (7,553)
                                      --------    --------    --------
        Consolidated ..............   $ 97,776    $ 60,876    $ 36,900
                                      ========    ========    ========

Operating Income (Loss):
    Daywork Drilling ..............   $ 22,180    $ 14,217    $  7,963
    Engineering Services ..........      7,174       1,582       5,592
    MOPU Operations ...............        968         721         247
    Oil and Gas ...................        (39)          5         (44)
    Corporate Office ..............     (2,250)     (1,949)       (301)
                                      --------    --------    --------
        Consolidated ..............   $ 28,033    $ 14,576    $ 13,457
                                      ========    ========    ========

Daywork Drilling

     Daywork drilling revenues increased $26.8 million and operating income increased $8.0 million in the first quarter of 1998 compared to the first quarter of 1997. The increases in revenues and operating income were primarily due to 7 rigs which commenced operations or were acquired subsequent to the first quarter of 1997. Improvements in dayrates for the Company's jack-up and land drilling rigs also contributed to the increases in revenues and operating income.

     One jack-up rig is currently in the shipyard undergoing conversion from a MOPU to a drilling rig and is contracted to work offshore Venezuela for a one-year term once the conversion is completed. The rig is expected to commence operations during the third quarter of 1998.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:




                                             Three Months Ended
                                                   March 31,
                                           -----------------------    Increase
                                              1998         1997      (Decrease)
                                           ----------   ----------   ----------
                                                       (In thousands)
Daywork Drilling Revenues(1):
   Jack-up Rigs:
     International .....................   $   15,697   $    8,728   $    6,969
     Domestic ..........................       25,716       16,510        9,206
   Land Rigs ...........................       12,282        6,102        6,180
   Platform / Workover Rigs ............        6,532        1,161        5,371
   Other (2) ...........................          745        1,643         (898)
                                           ----------   ----------   ----------
         Total .........................   $   60,972   $   34,144   $   26,828
                                           ==========   ==========   ==========

Average Rig Utilization(3):
   Jack-up Rigs:
     International .....................          100%           99%
     Domestic ..........................          100%           99%
   Land Rigs ...........................           88%          100%
   Platform / Workover Rigs ............          100%          100%

Average Dayrates(4):
   Jack-up Rigs:
     International .....................   $   31,251    $   26,100
     Domestic ..........................       34,530        26,351
   Land Rigs ...........................       15,257        10,907
   Platform / Workover Rigs ............       13,717        12,300


------------------

(1)  Includes revenues earned from affiliates.

(2) Includes joint venture operations in Trinidad in the first quarter of 1997 and joint venture operations in Mexico and labor maintenance contracts in the first quarters of 1997 and 1998.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $16.9 million and operating income increased $5.6 million in the first quarter of 1998 compared to the first quarter of 1997. The Company completed 6 turnkey contracts in the first quarter of 1998 compared to 3 turnkey contracts in the first quarter of 1997. Four of the 6 contracts completed during the first quarter of 1998 were international contracts in Venezuela compared to 2 international contract completions in the first quarter of 1997. Three domestic turnkey contracts incurred losses in the first quarter of 1998 which reduced reported margins.

     International operating margins are currently stronger than domestic margins due to improved drilling efficiencies and reductions in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins, as well as margins of other competitors.

     In April, 1998, the Company signed a contract with PDVSA Exploration and Production, the Venezuelan government-owned oil company ("PDVSA"), to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to

$500 million depending upon, among other things, various options to be elected by PDVSA. The program is expected to extend over approximately three and one-half years and will utilize 7 of the Company's land drilling rigs which are currently located in Venezuela. No assurance can be given that all 60 wells will ultimately be drilled or that the program can be completed within the intended time frame. As a consequence of this expanded program in Venezuela, the Company will be reducing its domestic turnkey business as personnel are reassigned to Venezuela.

     At March 31, 1998, the Company had 3 turnkey wells in progress in Venezuela and one turnkey well in progress in the U.S. Gulf of Mexico.

MOPU Operations

     MOPU revenues increased $.7 million and operating income increased $.2 million in the first quarter of 1998 compared to the first quarter of 1997. The increases in revenues and operating income were primarily due to operations associated with one MOPU which did not operate in the first quarter of 1997, partially offset by the loss of earnings from another unit which is currently in the shipyard undergoing conversion to a jack-up drilling rig.

     The Company currently owns 4 MOPUs, all of which are under contract and currently operating.

Oil and Gas

     Oil and gas revenues and operating income decreased slightly in the first quarter of 1998 compared to the first quarter of 1997 primarily due to decreased oil and natural gas prices. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1998.

Corporate Overhead

     Corporate overhead increased $.3 million in the first quarter of 1998 compared to the first quarter of 1997. The increase was primarily due to increased costs associated with the various rig acquisitions completed since May, 1996 and other employment-related costs.

Other Income (Expense) and Income Taxes

     The Company recognized $13.1 million of other expense, including income taxes, in the first quarter of 1998 compared to $7.6 million of other expense in the first quarter of 1997. The net increase resulted primarily from a $1.1 million increase in interest expense associated with the Senior Notes and an increase in income taxes of $4.3 million. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $27.1 million from $28.1 million at December 31, 1997 to $55.2 million at March 31, 1998. The increase resulted from $50.2 million provided by operating activities, offset in part by $23.1 million used in investing activities.

Operating Activities

     Net cash of $50.2 million provided by operating activities included $25.4 million provided by working capital and other activities. "Accounts Receivable" decreased from December 31, 1997 to March 31, 1998 due primarily to the receipt of refundable taxes associated with the acquisition of 3 rigs in Trinidad on December 29, 1997. "Drilling Contracts in Progress" decreased due to the completion of the 5 turnkey contracts that were in progress at December 31, 1997. "Accounts Payable and Other" increased primarily due to the timing of interest payments associated with the Senior Notes and Federal income taxes estimated to be payable.

Investing Activities

     Net cash of $23.1 million used in investing activities during the first quarter of 1998 included capital expenditures totaling $10.3 million used to fund the reactivation of 2 land drilling rigs acquired in January, 1997 for operations on Venezuelan turnkeys, $4.0 million for the conversion of a MOPU to a drilling rig and $9.5 million spent on upgrade and renovation activities on other drilling rigs and MOPUs.

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad (the "Well Services Acquisition") previously operated by Well Services (Marine) Ltd. ("Well Services"). The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock, $0.01 par value per share ("Common Stock"). Additional contingent cash consideration may be paid to the sellers if certain post-closing criteria are met. The outcome of the contingency is not determinable at this time, and relates to the ultimate valuation of the assets acquired. The 2 platform rigs and the jack-up drilling/workover rig are currently operating under contracts in Trinidad.

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

     The Company has capital expenditure plans totaling approximately $28 million during the remainder of 1998. Of this total, $5.5 million relates to costs remaining to complete the conversion of a MOPU to a jack-up drilling rig which commenced in 1997, $5.0 million relates to planned upgrades of a platform rig obtained in the Well Services Acquisition and $17.5 million relates primarily to other drilling rig capital expenditures and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally-generated cash flow.

Financing Activities

     Long-term debt at March 31, 1998 consists solely of Senior Notes in the aggregate principal amount of $200.0 million and debt premium, net of amortization, of $3.4 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     On or after May 15, 2000, the Senior Notes are redeemable at the option of the Company, in whole or in part, at a price of 105% of principal if redeemed during the twelve months beginning May 15, 2000, at a price of 102.5% of principal if redeemed during the twelve months beginning May 15, 2001, or at a price of 100% of principal if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date. Notwithstanding the foregoing, the Company may at its option use all or a portion of the proceeds from a public equity offering consummated on or prior to May 15, 1999, to redeem up to $50.0 million principal amount of the Senior Notes at a redemption price equal to 110% of the principal amount, provided that at least $150.0 million in aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.

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

     The Company currently maintains a $35.0 million Revolving Credit Facility with ING. The Revolving Credit Facility matures on May 31, 1998, and the Company is currently negotiating a renewal of same. At March 31, 1998, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $2.4 million in letters of credit outstanding, thereby leaving $32.6 million available under the credit facility.

Exchange Rate Gains and Losses

     Approximately 65% of the Company's revenues and a substantial portion of its operating income were sourced from its foreign operations in the first quarter of 1998. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

Cautionary Statements

     The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will depend upon the success of the Company's domestic and foreign operations. To the extent that internal sources are insufficient to meet those cash requirements, the Company can draw on its available credit facility or seek other debt or equity financing; however, the Company can give no assurance that the Revolving Credit Facility will be renewed or that such other debt or equity financing would be available on terms acceptable to the Company.

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

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that operational equipment programming modifications are necessary. The Company has determined that it will replace certain accounting software rather than invest in the modification of existing programs. The replacement software and related installation are estimated to cost approximately $1.5 million, which will be capitalized.

     The software conversion is estimated to be completed not later than December 31, 1998. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 Issue could have a material impact on operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there is no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the cost and extent of training associated with needed conversions and similar uncertainties.

                                     PART II

                                OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

     During the first three months of 1998, 6,645 shares of the Company's Common Stock held by the Company as treasury shares were sold to the Cliffs Drilling Company 401(k) Savings Plan at an aggregate price of $254,937, with individual transactions at market prices on the various dates of sale ranging from $33 5/8 to $42 3/8 per share. These sales were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, inasmuch as these sales constituted transactions by the issuer not involving a public offering.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27     Financial Data Schedule.

           Restated Financial Data Schedules to reflect the adoption of SFAS No. 128, "Earnings Per Share" for each period during the latest three fiscal years and for interim periods of the latest two fiscal years:

           27.1 Restated Financial Data Schedule for the Nine Months Ended September 30, 1997.

           27.2 Restated Financial Data Schedule for the Six Months Ended June 30, 1997.

           27.3 Restated Financial Data Schedule for the Three Months Ended March 31, 1997.

           27.4 Restated Financial Data Schedule for the Year Ended December 31, 1996.

           27.5 Restated Financial Data Schedule for the Nine Months Ended September 30, 1996.

           27.6 Restated Financial Data Schedule for the Six Months Ended June 30, 1996.

           27.7 Restated Financial Data Schedule for the Three Months Ended March 31, 1996.

           27.8 Restated Financial Data Schedule for the Year Ended December 31, 1995.

     (b)   Reports on Form 8-K

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

                                                  CLIFFS DRILLING COMPANY

Date:           May 7, 1998                  By:      /s/ Edward A. Guthrie
      ----------------------                    --------------------------------
                                                          Edward A. Guthrie
                                                        Vice President - Finance



Date:           May 7, 1998                  By:      /s/ Cindy B. Taylor
      ----------------------                    --------------------------------
                                                          Cindy B. Taylor
                                                    Vice President - Controller
                                                            and Secretary

                                  EXHIBIT INDEX




           27     Financial Data Schedule.

           27.1   Restated Financial Data Schedule for the Nine Months Ended
                  September 30, 1997.

           27.2   Restated Financial Data Schedule for the Six Months Ended June
                  30, 1997.

           27.3   Restated Financial Data Schedule for the Three Months Ended
                  March 31, 1997.

           27.4   Restated Financial Data Schedule for the Year Ended December
                  31, 1996.

           27.5   Restated Financial Data Schedule for the Nine Months Ended
                  September 30, 1996.

           27.6   Restated Financial Data Schedule for the Six Months Ended June
                  30, 1996.

           27.7   Restated Financial Data Schedule for the Three Months Ended
                  March 31, 1996.

           27.8   Restated Financial Data Schedule for the Year Ended December
                  31, 1995.