Form 10-Q
period 1998-06-30
CLIFFS DRILLING CO
filed 1998-08-14
CIK 831964

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q
                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 1-12797


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

Yes [X] No [ ]


 Number of shares of Common Stock outstanding as of August 12, 1998: 15,940,945

                       (Exhibit Index Located on Page 22)


================================================================================

                             CLIFFS DRILLING COMPANY
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS.

     Consolidated Statements of Operations (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three and Six Months Ended June 30, 1998 and 1997.........................................3

     Consolidated Balance Sheets (Unaudited) -
       CLIFFS DRILLING COMPANY
       June 30, 1998 and December 31, 1997.......................................................4

     Consolidated Statements of Cash Flows (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three and Six Months Ended June 30, 1998 and 1997.........................................5

     Notes to Interim Consolidated Financial Statements (Unaudited)..............................6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................9


PART II - OTHER INFORMATION

   ITEM 2.    CHANGES IN SECURITIES.............................................................18

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................18

   ITEM 5.    OTHER INFORMATION.................................................................18

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................19

SIGNATURES......................................................................................21

EXHIBIT INDEX...................................................................................22

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                     Three Months                 Six Months
                                                                                    Ended June 30,               Ended June 30,
                                                                               ------------------------    ------------------------
                                                                                  1998          1997          1998           1997
                                                                               ----------    ----------    ----------    ----------
                                                                                              (In thousands, except
                                                                                                per share amounts)
REVENUES:
     Revenues ..............................................................   $   77,106    $   59,842    $  174,742    $  120,125
     Income from Equity Investments ........................................          142           628           282         1,221
                                                                               ----------    ----------    ----------    ----------
                                                                                   77,248        60,470       175,024       121,346
COSTS AND EXPENSES:
     Operating Expenses ....................................................       42,340        31,365       102,632        71,885
     Depreciation, Depletion and Amortization ..............................        6,439         4,483        13,741         8,359
     General and Administrative Expense ....................................        2,369         2,255         4,518         4,159
                                                                               ----------    ----------    ----------    ----------
                                                                                   51,148        38,103       120,891        84,403
                                                                               ----------    ----------    ----------    ----------

OPERATING INCOME ...........................................................       26,100        22,367        54,133        36,943
OTHER INCOME (EXPENSE):
     Gain on Disposition of Assets .........................................          128         2,575           123         2,472
     Interest Income .......................................................          496           174         1,049           542
     Interest Expense ......................................................       (4,894)       (3,809)       (9,968)       (7,786)
     Exchange Rate Gain (Loss) .............................................         (277)          138          (602)          218
     Other, net ............................................................         (251)         (478)         (399)         (718)
                                                                               ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES .................................................       21,302        20,967        44,336        31,671
INCOME TAX EXPENSE .........................................................        7,456         7,339        15,518        11,085
                                                                               ----------    ----------    ----------    ----------
NET INCOME .................................................................   $   13,846    $   13,628    $   28,818    $   20,586
                                                                               ==========    ==========    ==========    ==========

NET INCOME PER COMMON SHARE:
     Basic .................................................................   $     0.87    $     0.90    $     1.82    $     1.36
                                                                               ==========    ==========    ==========    ==========
     Diluted ...............................................................   $     0.86    $     0.89    $     1.80    $     1.34
                                                                               ==========    ==========    ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
     Basic .................................................................       15,851        15,143        15,846        15,139
                                                                               ==========    ==========    ==========    ==========
     Diluted ...............................................................       16,044        15,385        16,045        15,378
                                                                               ==========    ==========    ==========    ==========

      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            1998            1997
                                                                                        ------------    ------------
                                    ASSETS                                                      (In thousands)
CURRENT ASSETS:
    Cash and Cash Equivalents .......................................................   $     17,265    $     28,122
    Accounts Receivable, net of allowance for doubtful accounts of $200 and $352
       at June 30, 1998 and December 31, 1997, respectively .........................         71,087          53,341
    Notes and Other Receivables, Current ............................................          4,961          10,190
    Inventories .....................................................................          9,612           7,551
    Drilling Contracts in Progress ..................................................         12,691          16,503
    Prepaid Insurance ...............................................................          1,852           1,772
    Other Prepaid Expenses ..........................................................         11,543           6,595
                                                                                        ------------    ------------
          Total Current Assets ......................................................        129,011         124,074

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment ......................................................        493,635         453,915
    Other ...........................................................................         17,530          15,373
                                                                                        ------------    ------------
                                                                                             511,165         469,288
    Less:  Accumulated Depreciation, Depletion and Amortization .....................       (114,557)       (100,061)
                                                                                        ------------    ------------
          Net Property and Equipment ................................................        396,608         369,227

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES ............................          2,369           1,828
DEFERRED CHARGES AND OTHER ..........................................................          4,613           5,022
                                                                                        ------------    ------------
          TOTAL ASSETS ..............................................................   $    532,601    $    500,151
                                                                                        ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ................................................................   $     36,742    $     33,171
    Accrued Interest ................................................................          2,673           2,673
    Other Accrued Expenses ..........................................................         24,814          30,414
                                                                                        ------------    ------------
          Total Current Liabilities .................................................         64,229          66,258

10.25% SENIOR NOTES .................................................................        203,271         203,606
DEFERRED INCOME TAXES ...............................................................         18,113          14,335
OTHER LIABILITIES ...................................................................          1,264              23

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 30,000,000 shares authorized; 16,332,296 and
      16,321,932 shares issued and 15,930,053 and 15,906,880 shares outstanding
      at June 30, 1998 and December 31, 1997, respectively ..........................            163             163
    Paid-In Capital .................................................................        182,716         182,420
    Retained Earnings ...............................................................         69,760          40,942
    Less:  Restricted Stock .........................................................         (1,932)         (2,467)
           Treasury Stock, at cost, 402,243 and 415,052 shares at June 30,
              1998 and December 31, 1997, respectively ..............................         (4,983)         (5,129)
                                                                                        ------------    ------------
          Total Shareholders' Equity ................................................        245,724         215,929
                                                                                        ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................   $    532,601    $    500,151
                                                                                        ============    ============

      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months                 Six Months
                                                                         Ended June 30,              Ended June 30,
                                                                    ------------------------    ------------------------
                                                                       1998          1997          1998          1997
                                                                    ----------    ----------    ----------    ----------
                                                                                       (In thousands)
OPERATING ACTIVITIES:
    Net Income ..................................................   $   13,846    $   13,628    $   28,818    $   20,586
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Depreciation, Depletion and Amortization .................        6,439         4,483        13,741         8,359
       Deferred Income Tax Expense ..............................        1,810         6,833         3,778        10,434
       Mobilization Expense Amortization ........................          198            --           393            25
       Gain on Disposition of Assets ............................         (128)       (2,575)         (123)       (2,472)
       Amortization of Debt Issue Costs .........................          226           186           453           373
       Amortization of Restricted Stock .........................          164            55           318            78
       Amortization of Debt Premium .............................         (167)           --          (335)           --
       Other ....................................................          287           (29)          434            48
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
           Accounts Receivable ..................................      (18,862)       (8,156)      (12,517)      (17,850)
           Inventories ..........................................         (870)         (407)       (2,014)         (253)
           Drilling Contracts in Progress .......................       (4,808)       (1,436)        3,819        12,137
           Prepaid Insurance and Other Prepaid Expenses .........       (3,865)       (1,926)       (5,421)          738
           Investments in and Advances to Unconsolidated
             Affiliates .........................................         (195)         (770)         (541)       (1,363)
           Accounts Payable and Other ...........................      (14,242)         (609)         (780)        1,829
                                                                    ----------    ----------    ----------    ----------
                  Net Cash Provided By (Used In) Operating
                    Activities ..................................      (20,167)        9,277        30,023        32,669

INVESTING ACTIVITIES:
    Capital Expenditures ........................................      (18,416)      (27,964)      (42,166)      (47,841)
    Acquisition of Rigs and Related Equipment ...................           --            --            --       (28,500)
    Proceeds from Sale of Property and Equipment ................          533         3,245         1,210         3,524
    Collection of Notes Receivable ..............................           --         3,182            --         3,537
                                                                    ----------    ----------    ----------    ----------
                  Net Cash Used In Investing Activities .........      (17,883)      (21,537)      (40,956)      (69,280)

FINANCING ACTIVITIES:
    Proceeds from Borrowings ....................................           --         6,500            --         6,500
    Payments on Borrowings ......................................           --        (6,500)           --        (6,500)
    Proceeds from Exercise of Stock Options .....................          108            36           108           132
    Debt Issue Costs ............................................           --            --           (32)           --
                                                                    ----------    ----------    ----------    ----------
                  Net Cash Provided By Financing Activities .....          108            36            76           132
                                                                    ----------    ----------    ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................      (37,942)      (12,224)      (10,857)      (36,479)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................       55,207        14,926        28,122        39,181
                                                                    ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $   17,265    $    2,702    $   17,265    $    2,702
                                                                    ==========    ==========    ==========    ==========


      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.   NOTES PAYABLE

     Long-term debt at June 30, 1998 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $200.0 million and debt premium, net of amortization, of $3.3 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

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

                                             June 30,      December 31,
                                              1998            1997
                                           ------------   ------------
                                                (In thousands)
Current Assets .........................   $      9,372   $     31,872
Non-Current Assets .....................         63,269        214,462
                                           ------------   ------------
     Total Assets ......................   $     72,641   $    246,334
                                           ============   ============

Current Liabilities ....................   $      2,122   $     21,417
Non-Current Liabilities ................         61,298        189,004
Equity .................................          9,221         35,913
                                           ------------   ------------
     Total Liabilities and Equity ......   $     72,641   $    246,334
                                           ============   ============


                                                 Six Months Ended
                                                     June 30,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------
                                                  (In thousands)
Revenues ...............................   $     13,614   $     41,088
Operating Income .......................   $      3,400   $     17,826
Net Income .............................   $      2,100   $      7,544

     Effective May 31, 1998, three Subsidiary Guarantors were merged into Cliffs Drilling Company.

     The Company currently maintains a $35.0 million Revolving Credit Facility with ING. The Revolving Credit Facility matured on May 31, 1998, and was renewed through May 31, 2000. At June 30, 1998, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

3.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The earnings per share amounts and weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 1997 have been restated as required to comply with SFAS No. 128.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                 June 30,
                                                          -----------------------   -----------------------
                                                             1998         1997         1998         1997
                                                          ----------   ----------   ----------   ----------
                                                              (In thousands, except per share amounts)
Numerator:
   Net Income .........................................   $   13,846   $   13,628   $   28,818   $   20,586
   Preferred Stock Dividends ..........................           --           --           --           --
                                                          ----------   ----------   ----------   ----------
   Numerator for Basic Earnings Per Share - Income
     Available to Common Shareholders .................       13,846       13,628       28,818       20,586

   Effect of Dilutive Securities:
     Preferred Stock Dividends ........................           --           --           --           --
                                                          ----------   ----------   ----------   ----------
   Numerator for Diluted Earnings Per
     Share - Income Available to Common
     Shareholders After Assumed Conversions ...........   $   13,846   $   13,628   $   28,818   $   20,586

Denominator:
   Denominator for Basic Earnings Per Share -
     Weighted Average Shares ..........................       15,851       15,143       15,846       15,139
   Effect of Dilutive Securities:
     Stock Options ....................................          122          207          123          215
     Restricted Stock .................................           71           35           76           24
                                                          ----------   ----------   ----------   ----------
   Dilutive Potential Common Shares ...................          193          242          199          239
                                                          ----------   ----------   ----------   ----------
   Denominator for Diluted Earnings Per Share -
     Adjusted Weighted Average Shares and Assumed
     Conversions ......................................       16,044       15,385       16,045       15,378

Net Income Per Common Share:
   Basic ..............................................   $     0.87   $     0.90   $     1.82   $     1.36
                                                          ==========   ==========   ==========   ==========
   Diluted ............................................   $     0.86   $     0.89   $     1.80   $     1.34
                                                          ==========   ==========   ==========   ==========

4.   COMPREHENSIVE INCOME

     During the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components in a full set of financial statements. To the extent the Company has comprehensive income, it would present these items in a statement of changes in shareholders' equity. However, the Company had no items of comprehensive income during the three and six months ended June 30, 1998 and 1997 and therefore, comprehensive income is equal to net income for each period.

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

6.   RECENT DEVELOPMENTS

     On August 10, 1998, the Company and R&B Falcon Corporation signed a letter of intent for the merger of the two companies. In the merger, each share of common stock, par value $0.01 per share, of the Company will be exchanged for
1.7 shares of common stock, par value $0.01 per share, of R&B Falcon Corporation. The transaction is subject to, among other things, execution and delivery of a definitive agreement and certain regulatory, third party and shareholder approvals. The offer to the Company's shareholders will be made only by means of a prospectus. Under certain circumstances, the Company could become obligated to pay to R&B Falcon Corporation a $30 million break-up fee in the event that the Company enters into an agreement for, or consummates, a business combination with a third party within specified periods following termination of the letter of intent.

7.   CHANGE IN PRESENTATION

     Certain financial statement items have been reclassified in the prior year to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed within this item and elsewhere in this Form 10-Q.

GENERAL

     Activity in the contract drilling industry and related oil service businesses improved over the last several years due to increased worldwide demand for drilling rigs and related services. The supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in increases in worldwide utilization rates. More recently, however, there has been a decline in both dayrates and utilization of most classes of drilling rigs due to a decline in crude oil prices. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline further or the current weakness in crude oil prices continues for an extended period, there could be a further deterioration in both rig utilization and dayrates. This price volatility creates some market uncertainties, despite the overall improvement in oil and gas market fundamentals.

     The Company's daywork drilling operations benefited during 1997 and 1998 from the tight supply of jack-up drilling rigs both in the U.S. Gulf of Mexico and internationally. Increased exploration activity coupled with a reduction in rig availability resulted in increasing dayrates and utilization of the Company's drilling rigs. The same factors have positively and negatively affected the Company's engineering services business segment during 1997 and 1998, in that increased exploration activity has caused an increase in demand for the Company's engineering services; however, reduced rig availability has made it more difficult for the Company to contract drilling rigs required for performance of turnkey drilling operations. Lower crude oil prices are currently affecting exploration and production spending which is creating lower dayrates and utilization for offshore drilling companies and less demand for the Company's engineering services, particularly in the U.S. Gulf of Mexico.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

     The Company recognized net income of $13.8 million during the second quarter of 1998 compared to net income of $13.6 million in the second quarter of 1997. Revenues increased $16.8 million and operating income increased $3.7 million in the same period. These increases were partially offset by a reduction of $2.4 million in gains on disposition of assets and $1.1 million of increased interest expense associated with the Senior Notes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                             Three Months Ended
                                                  June 30,
                                      ----------------------------      Increase
                                          1998             1997        (Decrease)
                                      ------------    ------------    ------------
                                             (In thousands)
Revenues:
    Daywork Drilling ..............   $     54,250    $     39,684    $     14,566
    Engineering Services ..........         26,460          22,555           3,905
    MOPU Operations ...............          2,352           1,733             619
    Oil and Gas ...................             92              24              68
    Eliminations ..................         (5,906)         (3,526)         (2,380)
                                      ------------    ------------    ------------
        Consolidated ..............   $     77,248    $     60,470    $     16,778
                                      ============    ============    ============

Operating Income (Loss):
    Daywork Drilling ..............   $     18,531    $     16,156    $      2,375
    Engineering Services ..........          9,162           7,736           1,426
    MOPU Operations ...............            928             812             116
    Oil and Gas ...................            (49)            (16)            (33)
    Corporate Office ..............         (2,472)         (2,321)           (151)
                                      ------------    ------------    ------------
        Consolidated ..............   $     26,100    $     22,367    $      3,733
                                      ============    ============    ============

Daywork Drilling

     Daywork drilling revenues increased $14.6 million and operating income increased $2.4 million in the second quarter of 1998 compared to the second quarter of 1997. The increases in revenues and operating income were primarily due to an expansion of the Company's operating rig fleet, in addition to improved rig dayrates.

     One jack-up rig recently completed conversion activities from a MOPU to a drilling rig and mobilized to offshore Venezuela to operate on a one-year contract. The rig commenced operations during the third quarter of 1998.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                               Three Months Ended
                                                    June 30,
                                           ----------------------------      Increase
                                               1998            1997         (Decrease)
                                           ------------    ------------    ------------
                                                          (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International .....................   $     12,307    $      9,969    $      2,338
     Domestic ..........................         25,828          18,216           7,612
   Land Rigs ...........................          9,437           7,958           1,479
   Platform / Workover Rigs ............          6,009           1,055           4,954
   Other (2) ...........................            669           2,486          (1,817)
                                           ------------    ------------    ------------
         Total .........................   $     54,250    $     39,684    $     14,566
                                           ============    ============    ============

Average Rig Utilization (3):
   Jack-up Rigs:
     International .....................            100%            100%
     Domestic ..........................            100%            100%
   Land Rigs ...........................             88%             98%
   Platform / Workover Rigs ............             99%            100%

Average Dayrates (4):
   Jack-up Rigs:
     International .....................   $     31,247    $     28,900
     Domestic ..........................         35,189          28,677
   Land Rigs ...........................         16,936          12,412
   Platform / Workover Rigs ............         14,173          12,374

------------------

(1)  Includes revenues earned from affiliates.

(2) Includes joint venture operations in Trinidad in the second quarter of 1997 and joint venture operations in Mexico and labor maintenance contracts in the second quarters of 1997 and 1998.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $3.9 million and operating income increased $1.4 million in the second quarter of 1998 compared to the second quarter of 1997. The Company completed 3 turnkey contracts in the second quarter of 1998 compared to 4 turnkey contracts in the second quarter of 1997. Two of the 3 contracts completed during the second quarter of 1998 were international contracts in Venezuela compared to 3 international contract completions in the second quarter of 1997.

     International operating margins are currently stronger than domestic margins due to improved drilling efficiencies and reductions in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins, as well as margins of other competitors.

     During the second quarter of 1998, the Company signed a contract with PDVSA Exploration and Production, the Venezuelan government-owned oil company ("PDVSA"), to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The program is expected to extend over approximately three and one-half years and will utilize 7 of the Company's land drilling rigs which are currently located in Venezuela. No assurance can be given that all 60 wells will ultimately be drilled or that the program can be completed within the intended time frame. As a consequence of this expanded program in Venezuela, the Company will be reducing its domestic turnkey business as personnel are reassigned to Venezuela.

     At June 30, 1998, the Company had 4 turnkey wells in progress in Venezuela.

MOPU Operations

     MOPU revenues increased $.6 million and operating income increased $.1 million in the second quarter of 1998 compared to the second quarter of 1997. The increases in revenues and operating income were primarily due to operations associated with one MOPU which commenced operations late in the second quarter of 1997, partially offset by the loss of earnings from another unit which was recently converted to a jack-up drilling rig.

     The Company currently owns 4 MOPUs, all of which are under contract and currently operating.

Corporate Overhead

     Corporate overhead increased $.2 million in the second quarter of 1998 compared to the second quarter of 1997. The increase was primarily due to employment-related costs.

Other Income (Expense) and Income Taxes

     The Company recognized $12.3 million of other expense, including income taxes, during the second quarter of 1998 compared to $8.7 million of other expense during the same period in 1997. The net increase resulted primarily from a $2.4 million decrease in gains on disposition of assets and a $1.1 million increase in interest expense associated with the Senior Notes. See "Liquidity and Capital Resources."

Six Months Ended June 30, 1998 and 1997

     The Company recognized net income of $28.8 million in the first six months of 1998 compared to net income of $20.6 million during the same period in 1997. Revenues increased $53.7 million and operating income increased $17.2 million in the same period. These increases were partially offset by a reduction of $2.3 million in gains on disposition of assets, $2.2 million of increased interest expense associated with the Senior Notes and $4.4 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                             Six Months Ended
                                                 June 30,
                                      ----------------------------      Increase
                                          1998            1997         (Decrease)
                                      ------------    ------------    ------------
                                                     (In thousands)
Revenues:
    Daywork Drilling ..............   $    115,222    $     73,828    $     41,394
    Engineering Services ..........         70,089          49,256          20,833
    MOPU Operations ...............          4,680           3,325           1,355
    Oil and Gas ...................            222             193              29
    Eliminations ..................        (15,189)         (5,256)         (9,933)
                                      ------------    ------------    ------------
        Consolidated ..............   $    175,024    $    121,346    $     53,678
                                      ============    ============    ============

Operating Income (Loss):
    Daywork Drilling ..............   $     40,711    $     30,373    $     10,338
    Engineering Services ..........         16,336           9,318           7,018
    MOPU Operations ...............          1,896           1,533             363
    Oil and Gas ...................            (88)            (11)            (77)
    Corporate Office ..............         (4,722)         (4,270)           (452)
                                      ------------    ------------    ------------
        Consolidated ..............   $     54,133    $     36,943    $     17,190
                                      ============    ============    ============

Daywork Drilling

     Daywork drilling revenues increased $41.4 million and operating income increased $10.3 million in the first six months of 1998 compared to the same period in 1997. The increases in revenues and operating income were primarily due to an expansion of the Company's operating rig fleet, in addition to improved rig dayrates.

     See "Results of Operations -- Three Months Ended June 30, 1998 and 1997."

     The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                       Six Months Ended
                                           June 30,
                               -------------------------------       Increase
                                   1998              1997           (Decrease)
                               --------------   --------------    --------------
                                                 (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International............ $      28,004     $     18,697     $       9,307
     Domestic.................        51,544           34,726            16,818
   Land Rigs..................        21,719           14,060             7,659
   Platform / Workover Rigs...        12,541            2,216            10,325
   Other (2)..................         1,414            4,129            (2,715)
                               -------------     ------------     -------------
         Total................ $     115,222     $     73,828     $      41,394
                               =============     ============     =============

Average Rig Utilization (3):
   Jack-up Rigs:
     International............           100%             100%
     Domestic.................           100%              99%
   Land Rigs..................            88%              99%
   Platform / Workover Rigs...           100%             100%

Average Dayrates (4):
   Jack-up Rigs:
     International............ $      31,250     $     28,320
     Domestic.................        34,870           27,524
   Land Rigs..................        16,068           11,708
   Platform / Workover Rigs...        13,937           12,337

------------------

(1)  Includes revenues earned from affiliates.

(2) Includes joint venture operations in Trinidad in the first six months of 1997 and joint venture operations in Mexico and labor maintenance contracts in the first six months of 1997 and 1998.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $20.8 million and operating income increased $7.0 million in the first six months of 1998 compared to the same period in 1997. The Company completed 9 turnkey contracts in the first six months of 1998 compared to 7 turnkey contracts in the same period in 1997. Six of the 9 contracts completed during the first six months of 1998 were international contracts in Venezuela compared to 5 international contract completions in the same period in 1997. Three domestic turnkey contracts incurred losses in the first six months of 1998 which reduced reported margins compared to one domestic turnkey loss during the same period in 1997.

     See "Results of Operations -- Three Months Ended June 30, 1998 and 1997."

MOPU Operations

     MOPU revenues increased $1.4 million while operating income increased $.4 million in the first six months of 1998 compared to the same period in 1997. The increases in revenues and operating income were primarily due to operations associated with one MOPU which commenced operations late in the second quarter of 1997, partially offset by the loss of earnings from another unit which was recently converted to a jack-up drilling rig.

     See "Results of Operations -- Three Months Ended June 30, 1998 and 1997."

Corporate Overhead

     Corporate overhead increased $.5 million in the first six months of 1998 compared to the same period in 1997. The increase was primarily due to employment-related costs.

Other Income (Expense) and Income Taxes

     The Company recognized $25.3 million of other expense, including income taxes, during the first six months of 1998 compared to $16.4 million of other expense during the same period in 1997. The net increase resulted primarily from a $2.3 million decrease in gains on disposition of assets, a $2.2 million increase in interest expense associated with the Senior Notes and an increase in income taxes of $4.4 million. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $10.8 million from $28.1 million at December 31, 1997 to $17.3 million at June 30, 1998. The decrease resulted from $40.9 million used in investing activities, offset in part by $30.0 million provided by operating activities and $.1 million provided by financing activities.

Operating Activities

     Net cash of $30.0 million provided by operating activities included $17.5 million used to fund working capital requirements and other activities. "Accounts Receivable" increased from December 31, 1997 to June 30, 1998 due primarily to the completion of international turnkey wells at the end of the second quarter of 1998, offset in part by the receipt of refundable taxes associated with the December, 1997 acquisition of 3 rigs in Trinidad.

Investing Activities

     Net cash of $40.9 million used in investing activities during the first six months of 1998 included capital expenditures totaling $42.2 million. Of that total, $11.7 million was used to fund the reactivation of 2 land drilling rigs acquired in January, 1997 for operations on Venezuelan turnkeys, $10.9 million was used for the conversion of a MOPU to a drilling rig and $18.4 million was spent on upgrade and renovation activities on other drilling rigs and MOPUs.

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad (the "Well Services Acquisition") previously operated by Well Services (Marine) Ltd. ("Well Services"). The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock, $0.01 par value per share ("Common Stock"). Additional contingent cash consideration may be paid to the sellers if certain post-closing criteria are met. The outcome of the contingency is not determinable at this time and relates to the ultimate valuation of the assets acquired. The 2 platform rigs and the jack-up drilling/workover rig are currently operating under contracts in Trinidad.

     The Company recently completed the conversion of one of its MOPUs to a jack-up drilling rig at a cost of approximately $21.7 million. The jack-up drilling rig mobilized to Venezuela and commenced operations on a one-year contract during the third quarter of 1998.

     The Company has capital expenditure plans totaling approximately $25.2 million during the remainder of 1998. Of this total, $9.9 million relates to planned upgrades of a platform rig obtained in the Well Services Acquisition and $15.3 million relates primarily to other drilling rig capital expenditures and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally-generated cash flow.

Financing Activities

     Long-term debt at June 30, 1998 consists solely of Senior Notes in the aggregate principal amount of $200.0 million and debt premium, net of amortization, of $3.3 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

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

     The Company currently maintains a $35.0 million Revolving Credit Facility with ING. The Revolving Credit Facility matured on May 31, 1998, and was renewed through May 31, 2000. At June 30, 1998, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

Exchange Rate Gains and Losses

     Approximately 62% of the Company's revenues and a substantial portion of its operating income were sourced from its foreign operations in the first six months of 1998. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the

Venezuelan Bolivar. The effects of these transactions are reported as "Exchange Rate Gain (Loss)" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that operational equipment programming modifications are necessary. The Company has determined that it will replace certain accounting software rather than invest in the modification of existing programs. The replacement software and related installation are estimated to cost approximately $2.0 million, the majority of which will be capitalized.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

     During the first six months of 1998, 17,272 shares of the Company's Common Stock held by the Company as treasury shares were contributed to the Cliffs Drilling Company Savings Plan in satisfaction of the Company's matching obligations under the Savings Plan. The 17,272 shares had an aggregate value of $642,469, based on market prices on the various dates of transfer ranging from $26 to $55 3/4 per share. These transactions either (i) do not constitute "sales" and therefore are not subject to the registration requirements of the Securities Act of 1933, as amended, or (ii) were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by the issuer not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on May 13, 1998, at which the shareholders voted on the election of three directors, the proposal to adopt the Company's 1998 Incentive Equity Plan and the appointment of the Company's independent public accountants. Of the 13,882,528 shares of Common Stock present in person or by proxy, 13,771,889 shares were voted for the election of H. Robert Hirsch as a director, 13,771,905 shares were voted for the election of Donald W. Keller as a director and 13,768,439 shares were voted for the election of Joseph E. Reid as a director, with 110,639, 110,623 and 114,089 shares withheld, respectively; and 13,852,350 shares were voted for the appointment of Ernst & Young LLP as the Company's independent public accountants for 1998, while 14,615 shares were voted against such appointment with 15,563 shares abstaining. In addition, 7,457,700 shares were voted for the proposal to adopt the Company's 1998 Incentive Equity Plan, while 1,803,584 shares were voted against the proposal with 47,941 shares abstaining. Directors whose terms of office continued were Michael M. Cone, Robert M. McInnes, Douglas E. Swanson and John D. Weil.

ITEM 5.  OTHER INFORMATION.

Recent Developments
-------------------

     On August 10, 1998, the Company and R&B Falcon Corporation signed a letter of intent for the merger of the two companies. In the merger, each share of common stock, par value $0.01 per share, of the Company will be exchanged for
1.7 shares of common stock, par value $0.01 per share, of R&B Falcon Corporation. The transaction is subject to, among other things, execution and delivery of a definitive agreement and certain regulatory, third party and shareholder approvals. The offer to the Company's shareholders will be made only by means of a prospectus. Under certain circumstances, the Company could become obligated to pay to R&B Falcon Corporation a $30 million break-up fee in the event that the Company enters into an agreement for, or consummates, a business combination with a third party within specified periods following termination of the letter of intent.

Shareholder Proposals
---------------------

     The Securities and Exchange Commission recently adopted amendments to the discretionary voting provisions of Rule 14a-4 of the proxy rules. The changes became effective June 29, 1998. The amendments were intended to clarify when management may use the discretionary authority customarily contained in a proxy to vote against shareholder proposals made outside the mechanism of Rule 14a-8, such as proposals made by a shareholder from the floor of the meeting or through an independent proxy solicitation.

     Rule 14a-4(c) has always clearly authorized management to use discretionary authority granted in a proxy to vote against any shareholder proposal validly omitted from the Company's proxy materials pursuant to Rule 14a-8. With respect to proposals made entirely outside the mechanism of Rule 14a-8, such as a proposal that the proponent makes only from the floor of the meeting or a proposal that is the subject of an independent proxy solicitation by the proponent, Rule 14a-4(c) was somewhat ambiguous.

     Under revised Rule 14a-4(c), management may exercise discretionary authority to vote against any shareholder proposal of which they did not have notice at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting. The Company's proxy statement or proxy card must simply state that management intends to use its discretionary authority in this way as a general matter.

     If management receives notice of a non-14a-8 proposal on or before the required date, revised Rule 14a-4(c) still permits management to use discretionary voting authority to vote against the proposal. To do so, however, the Company's proxy materials must also include advice on the nature of the particular matter and how the Company intends to exercise its discretion on it.

     Management may not use discretionary authority under revised Rule 14a-4(c) to vote against a proposal with respect to which timely notice has been given, if, in addition, the proponent (1) provides the Company by the notice date with a written statement that it intends to solicit proxies from the holders of at least the percentage of the Company's voting shares required to carry the proposal, (2) includes a statement to that effect in the proponent's proxy statement, and (3) thereafter provides the registrant with a verification that such a solicitation has occurred. In such a case, management would have to solicit specific proxy authority in its own proxy materials in order to vote against the proposal rather than rely on discretion.

     Revised Rule 14a-4(c) further provides that in the event of any advance notice bylaw requiring that notice of a shareholder proposal be given by a certain date, then the date designated in the advance notice bylaw will apply in lieu of the 45 days designated in revised Rule 14a-4(c).

     Section 4 of Article I of the Company's Bylaws provides that to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed to and received at the principal executive offices of the Company, not less than 80 days prior to the meeting; provided, that in the event of less than 90 days notice or prior public disclosure of the date of the meeting, then notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the date on which such notice of the date for the annual meeting was mailed or such public disclosure made.

     Therefore, assuming the Company publicly discloses its annual meeting date at least 90 days in advance, a stockholder's notice of intent to present a proposal at an annual meeting must be delivered to or mailed to and received at the principal executive offices of the Company not less than 80 days prior to the meeting in order for the proposal to be brought before the meeting, and the same time period will apply for purposes of determining the ability of management to exercise discretionary authority with respect to shareholder proposals under proxies pursuant to revised Rule 14a-4(c).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits

            3.1.7 Certificate of Ownership and Merger and Articles of Merger merging Greenbay Drilling Company with and into Cliffs Drilling Company.

            3.1.8 Certificate of Ownership and Merger merging Southwestern Offshore Corporation, DRL, Inc. and Cliffs Drilling Merger Company with and into Cliffs Drilling Company.

            10.13.5 Third Restated Credit Agreement dated as of July 29, 1998 by and among Cliffs Drilling Company, Cliffs Oil and Gas Company, Cliffs Drilling International, Inc. and ING (U.S.) Capital Corporation.

            10.24       Cliffs Drilling Company 1998 Incentive Equity Plan.

            10.24.1 Amendment No. 1 dated May 13, 1998 to the Cliffs Drilling Company 1998 Incentive Equity Plan.

            10.25 Form of Non-Qualified Stock Option Agreement for non-employee members of the Board of Directors.

            10.26 Form of Non-Qualified Stock Option Agreement for key employees and officers.

            10.27 Cliffs Drilling Company Savings Plan (As Amended and Restated Effective June 21, 1988).

            10.27.1 Amendment No. 1 to the Cliffs Drilling Company Savings Plan (As Amended and Restated Effective June 21, 1988).

            10.28 Cliffs Drilling Company Savings Trust (As Amended and Restated Effective January 1, 1998).

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

Date:      August 12, 1998                By:       /s/ EDWARD A. GUTHRIE
      -------------------------                  -----------------------------
                                                      Edward A. Guthrie
                                                   Vice President - Finance



Date:      August 12, 1998                By:        /s/ CINDY B. TAYLOR
      -------------------------                  -----------------------------
                                                       Cindy B. Taylor
                                                 Vice President - Controller
                                                        and Secretary

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
3.1.7       Certificate of Ownership and Merger and Articles of Merger merging
            Greenbay Drilling Company with and into Cliffs Drilling Company.

3.1.8       Certificate of Ownership and Merger merging Southwestern Offshore
            Corporation, DRL, Inc. and Cliffs Drilling Merger Company with and into Cliffs Drilling Company.

10.13.5 Third Restated Credit Agreement dated as of July 29, 1998 by and among Cliffs Drilling Company, Cliffs Oil and Gas Company, Cliffs
            Drilling International, Inc. and ING (U.S.) Capital Corporation.

10.24       Cliffs Drilling Company 1998 Incentive Equity Plan.

10.24.1     Amendment No. 1 dated May 13, 1998 to the Cliffs Drilling Company
            1998 Incentive Equity Plan.

10.25 Form of Non-Qualified Stock Option Agreement for non-employee members of the Board of Directors.

10.26 Form of Non-Qualified Stock Option Agreement for key employees and officers.

10.27       Cliffs Drilling Company Savings Plan (As Amended and Restated
            Effective June 21, 1988).

10.27.1     Amendment No. 1 to the Cliffs Drilling Company Savings Plan (As
            Amended and Restated Effective June 21, 1988).

10.28       Cliffs Drilling Company Savings Trust (As Amended and Restated
            Effective January 1, 1998).

27          Financial Data Schedule.