Form 10-Q
period 1998-09-30
CLIFFS DRILLING CO
filed 1998-11-04
CIK 831964

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------


                                    FORM 10-Q
                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Yes  [X]     No  [ ]


       Number of shares of Common Stock outstanding as of November 3, 1998:
15,941,861


                       (Exhibit Index Located on Page 21)


================================================================================

                             CLIFFS DRILLING COMPANY
                                    FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS.

      Consolidated Statements of Operations (Unaudited) -
        CLIFFS DRILLING COMPANY
        Three and Nine Months Ended September 30, 1998 and 1997..........................3

      Consolidated Balance Sheets (Unaudited) -
        CLIFFS DRILLING COMPANY
        September 30, 1998 and December 31, 1997.........................................4

      Consolidated Statements of Cash Flows (Unaudited) -
        CLIFFS DRILLING COMPANY
        Three and Nine Months Ended September 30, 1998 and 1997..........................5

      Notes to Interim Consolidated Financial Statements (Unaudited).....................6

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................................10


PART II - OTHER INFORMATION

   ITEM 2.      CHANGES IN SECURITIES...................................................19

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................................19

SIGNATURES..............................................................................20

EXHIBIT INDEX...........................................................................21

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                              Three Months                    Nine Months
                                                           Ended September 30,            Ended September 30,
                                                       ---------------------------     ---------------------------
                                                           1998           1997            1998            1997
                                                       -----------     -----------     -----------     -----------
                                                                         (In thousands, except
                                                                           per share amounts)
REVENUES:
     Revenues ....................................     $    94,497     $    67,827     $   269,239     $   187,952
     Income from Equity Investments ..............               9             293             291           1,514
                                                       -----------     -----------     -----------     -----------
                                                            94,506          68,120         269,530         189,466
COSTS AND EXPENSES:
     Operating Expenses ..........................          54,718          36,176         157,350         108,061
     Depreciation, Depletion and Amortization ....           7,505           5,801          21,246          14,160
     General and Administrative Expense ..........           4,176           2,263           8,694           6,422
                                                       -----------     -----------     -----------     -----------
                                                            66,399          44,240         187,290         128,643
                                                       -----------     -----------     -----------     -----------
OPERATING INCOME .................................          28,107          23,880          82,240          60,823
OTHER INCOME (EXPENSE):
     Gain on Disposition of Assets ...............              71             125             194           2,597
     Interest Income .............................             447             532           1,496           1,074
     Interest Expense ............................          (5,224)         (4,786)        (15,192)        (12,572)
     Exchange Rate Loss ..........................          (1,003)           (375)         (1,605)           (157)
     Other, net ..................................              28            (467)           (371)         (1,185)
                                                       -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES .......................          22,426          18,909          66,762          50,580
INCOME TAX EXPENSE ...............................           7,849           6,618          23,367          17,703
                                                       -----------     -----------     -----------     -----------
NET INCOME .......................................     $    14,577     $    12,291     $    43,395     $    32,877
                                                       ===========     ===========     ===========     ===========
NET INCOME PER COMMON SHARE:
     Basic .......................................     $      0.92     $      0.80     $      2.73     $      2.17
                                                       ===========     ===========     ===========     ===========
     Diluted .....................................     $      0.91     $      0.79     $      2.71     $      2.13
                                                       ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
     Basic .......................................          15,913          15,274          15,868          15,184
                                                       ===========     ===========     ===========     ===========
     Diluted .....................................          16,001          15,560          16,030          15,439
                                                       ===========     ===========     ===========     ===========


      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   1998              1997
                                                                               -------------      ------------
                                 ASSETS                                                (In thousands)
CURRENT ASSETS:
    Cash and Cash Equivalents ...........................................       $   37,269        $   28,122
    Accounts Receivable, net of allowance for doubtful accounts of $200 and $352 at September 30, 1998 and December 31,
        1997, respectively ..............................................           59,605            53,341
    Notes and Other Receivables, Current ................................            4,313            10,190
    Inventories .........................................................           11,503             7,551
    Drilling Contracts in Progress ......................................           11,593            16,503
    Prepaid Insurance ...................................................            1,774             1,772
    Other Prepaid Expenses ..............................................            7,963             6,595
                                                                                ----------        ----------
            Total Current Assets ........................................          134,020           124,074

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment ..........................................          513,217           453,915
    Other ...............................................................           18,660            15,373
                                                                                ----------        ----------
                                                                                   531,877           469,288
    Less:  Accumulated Depreciation, Depletion and Amortization .........         (121,922)         (100,061)
                                                                                ----------        ----------
            Net Property and Equipment ..................................          409,955           369,227

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES ................            1,939             1,828
DEFERRED CHARGES AND OTHER ..............................................            4,386             5,022
                                                                                ----------        ----------
            TOTAL ASSETS ................................................       $  550,300        $  500,151
                                                                                ==========        ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable ....................................................       $   27,257        $   33,171
    Accrued Interest ....................................................            7,798             2,673
    Other Accrued Expenses ..............................................           27,011            30,414
                                                                                ----------        ----------
            Total Current Liabilities ...................................           62,066            66,258

10.25% SENIOR NOTES .....................................................          203,103           203,606
DEFERRED INCOME TAXES ...................................................           21,105            14,335
OTHER LIABILITIES .......................................................            1,460                23

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 30,000,000 shares authorized;
       16,340,411 and 16,321,932 shares issued and 15,952,101
       and 15,906,880 shares outstanding at September 30, 1998
       and December 31, 1997, respectively ..............................              163               163
    Paid-In Capital .....................................................          182,871           182,420
    Retained Earnings ...................................................           84,337            40,942
    Less:  Restricted Stock .............................................             --              (2,467)
            Treasury Stock, at cost, 388,310 and 415,052 shares at
                September 30, 1998 and December 31, 1997, respectively...           (4,805)           (5,129)
                                                                                ----------        ----------
            Total Shareholders' Equity ..................................          262,566           215,929
                                                                                ----------        ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................       $  550,300        $  500,151
                                                                                ==========        ==========

      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            Three Months                       Nine Months
                                                                         Ended September 30,               Ended September 30,
                                                                    ----------------------------      ----------------------------
                                                                       1998              1997             1998            1997
                                                                    -----------      -----------      -----------      -----------
                                                                                            (In thousands)
OPERATING ACTIVITIES:
    Net Income ...................................................  $    14,577      $    12,291      $    43,395      $    32,877
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
         PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        Depreciation, Depletion and Amortization .................        7,505            5,801           21,246           14,160
        Deferred Income Tax Expense (Benefit) ....................        2,992             (712)           6,770            9,722
        Mobilization Expense Amortization ........................          377             --                770               25
        Gain on Disposition of Assets ............................          (71)            (125)            (194)          (2,597)
        Amortization of Debt Issue Costs .........................          227              209              680              582
        Amortization of Restricted Stock .........................        1,894              191            2,212              269
        Amortization of Debt Premium .............................         (168)            (101)            (503)            (101)
        Other ....................................................          363              498              797              546
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
             Accounts Receivable .................................       12,130          (10,516)            (387)         (28,366)
             Inventories .........................................       (1,784)            (593)          (3,798)            (846)
             Drilling Contracts in Progress ......................        1,102           (3,896)           4,921            8,241
             Prepaid Insurance and Other Prepaid Expenses ........        3,281              578           (2,140)           1,316
             Investments in and Advances to Unconsolidated
                Affiliates .......................................          430              227             (111)          (1,136)
             Accounts Payable and Other ..........................       (1,967)           9,949           (2,747)          11,778
                                                                    -----------      -----------      -----------      -----------
                     Net Cash Provided By Operating Activities ...       40,888           13,801           70,911           46,470

INVESTING ACTIVITIES:
    Capital Expenditures .........................................      (21,305)          (8,797)         (63,471)         (56,638)
    Acquisition of Rigs and Related Equipment ....................         --             (6,000)            --            (34,500)
    Proceeds from Sale of Property and Equipment .................          318              118            1,528            3,642
    Collection of Notes Receivable ...............................         --               --               --              3,537
                                                                    -----------      -----------      -----------      -----------
                     Net Cash Used In Investing Activities .......      (20,987)         (14,679)         (61,943)         (83,959)

FINANCING ACTIVITIES:
    Proceeds from Borrowings .....................................         --             53,875             --             60,375
    Payments on Borrowings .......................................         --             (5,684)            --            (12,184)
    Proceeds from Exercise of Stock Options ......................          103            2,017              211            2,149
    Debt Issue Costs .............................................         --               (818)             (32)            (818)
                                                                    -----------      -----------      -----------      -----------
                     Net Cash Provided By Financing Activities ...          103           49,390              179           49,522
                                                                    -----------      -----------      -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................       20,004           48,512            9,147           12,033
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................       17,265            2,702           28,122           39,181
                                                                    -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................  $    37,269      $    51,214      $    37,269      $    51,214
                                                                    ===========      ===========      ===========      ===========


      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998



1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.     NOTES PAYABLE

       Long-term debt at September 30, 1998 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $200.0 million and debt premium, net of amortization, of $3.1 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company. See Note 6 of Notes to Interim Consolidated Financial Statements.

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

                                                                             September 30,     December 31,
                                                                                  1998             1997
                                                                             -------------     -------------
                                                                                     (In thousands)
Current Assets .......................................................       $       9,107     $      31,872
Non-Current Assets ...................................................              64,802           214,462
                                                                             -------------     -------------
      Total Assets ...................................................       $      73,909     $     246,334
                                                                             =============     =============

Current Liabilities ..................................................       $       1,679     $      21,417
Non-Current Liabilities ..............................................              61,856           189,004
Equity ...............................................................              10,374            35,913
                                                                             -------------     -------------
      Total Liabilities and Equity ...................................       $      73,909     $     246,334
                                                                             =============     =============


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                                  1998             1997
                                                                             -------------    --------------
                                                                                     (In thousands)

Revenues .............................................................       $      19,247     $      66,668
Operating Income .....................................................       $       5,311     $      28,627
Net Income ...........................................................       $       3,253     $      12,484

       Effective May 31, 1998, three Subsidiary Guarantors were merged into Cliffs Drilling Company.

       The Company currently maintains a $35.0 million Revolving Credit Facility with ING which matures May 31, 2000. At September 30, 1998, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

3.     EARNINGS PER SHARE

       In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. The earnings per share amounts and weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 1997 have been restated as required to comply with SFAS No. 128.

       The following table sets forth the computation of basic and diluted earnings per share. The numerator for basic and diluted earnings per share is the same.

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                      --------------------------      --------------------------
                                                                         1998            1997            1998            1997
                                                                      ----------      ----------      ----------      ----------
                                                                               (In thousands, except per share amounts)
Numerator:
   Numerator for Basic and Diluted Earnings Per Share -
      Income Available to Common Shareholders After Assumed
      Conversions ...............................................     $   14,577      $   12,291      $   43,395      $   32,877

Denominator:
   Denominator for Basic Earnings Per Share - Weighted
      Average Shares ............................................         15,913          15,274          15,868          15,184
   Effect of Dilutive Securities:
      Stock Options .............................................             59             195             101             209
      Restricted Stock ..........................................             29              91              61              46
                                                                      ----------      ----------      ----------      ----------
   Dilutive Potential Common Shares .............................             88             286             162             255
                                                                      ----------      ----------      ----------      ----------

   Denominator for Diluted Earnings Per Share - Adjusted
      Weighted Average Shares and Assumed Conversions............         16,001          15,560          16,030          15,439

Net Income Per Common Share:
   Basic.........................................................     $     0.92      $     0.80      $     2.73      $     2.17
                                                                      ==========      ==========      ==========      ==========
   Diluted................................................            $     0.91      $     0.79      $     2.71      $     2.13
                                                                      ==========      ==========      ==========      ==========


4.     COMPREHENSIVE INCOME

       During the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components in a full set of financial statements. To the extent the Company has comprehensive income, it would present these items in a statement of changes in shareholders' equity. However, the Company had no items of comprehensive income during the three and nine months ended September 30, 1998 and 1997 and therefore, comprehensive income is equal to net income for each period.

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

6.     MERGER AGREEMENT

       On August 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with R&B Falcon Corporation, a Delaware corporation ("R&B Falcon"), and RBF Cliffs Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of R&B Falcon ("RBF Subsidiary"), providing for the acquisition of the Company by R&B Falcon by means of a merger of RBF Subsidiary with and into the Company (the "Merger"). Upon consummation of the Merger, each share of common stock of the Company will be exchanged for 1.7 shares of newly issued common stock of R&B Falcon. The exchange of shares is expected to be tax-free for both companies, and the transaction will be accounted for as a purchase.

       The Company currently has outstanding $200.0 million in principal amount of Senior Notes. Upon consummation of the Merger, the Company will be required to offer to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount of each Senior Note, plus accrued and unpaid interest to the change of control payment date. The offer must provide for purchase of the Senior Notes within 60 days following the Merger.

       The obligations of the Company and R&B Falcon to consummate the Merger are subject to certain conditions, including the approval of the holders of at least a majority of the outstanding shares of the Company's common stock and other conditions customary for transactions of this nature. A special meeting of stockholders of the Company is scheduled to be held on Friday, November 20, 1998, to consider and vote upon the Merger. Should a majority of the outstanding shares of the Company vote in favor of the Merger and other conditions be satisfied, the combination is expected to be made effective on November 30, 1998. Under certain circumstances, the Company could become obligated to pay to R&B Falcon a $30 million breakup fee in the event that the Company enters into an agreement for, or consummates, a business combination with a third party within specified periods following termination of the Merger Agreement, should it be so terminated.


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

GENERAL

       Activity in the contract drilling industry and related oil service businesses improved over the last several years due to increased worldwide demand for drilling rigs and related services. The supply of offshore drilling rigs has declined while the demand for such rigs has increased, resulting in increases in worldwide utilization rates. More recently, however, there has been a significant decline in both dayrates and utilization of most classes of drilling rigs due to a decline in crude oil prices. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline further or the current weakness in crude oil prices continues for an extended period, there could be a further deterioration in both rig utilization and dayrates.

       The Company's daywork drilling operations benefited during 1997 and early 1998 from the tight supply of jack-up drilling rigs both in the U.S. Gulf of Mexico and internationally. Increased exploration activity coupled with a reduction in rig availability resulted in increasing dayrates and utilization of the Company's drilling rigs. The same factors have positively and negatively affected the Company's engineering services business segment during 1997 and early 1998, in that increased exploration activity caused an increase in demand for the Company's engineering services; however, reduced rig availability made it more difficult for the Company to contract drilling rigs required for performance of turnkey drilling operations. Lower crude oil prices are currently affecting exploration and production spending which is creating significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

       The Company recognized net income of $14.6 million during the third quarter of 1998 compared to net income of $12.3 million in the third quarter of 1997. Revenues increased $26.4 million and operating income increased $4.2 million in the same period. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                                             Three Months Ended
                                                                September 30,
                                                         ----------------------------         Increase
                                                            1998              1997           (Decrease)
                                                         ----------        ----------        ----------
                                                                         (In thousands)
Revenues:
     Daywork Drilling ............................       $   62,186        $   49,654        $   12,532
     Engineering Services ........................           38,338            19,709            18,629
     MOPU Operations .............................            2,347             2,698              (351)
     Oil and Gas .................................               37                 4                33
     Eliminations ................................           (8,402)           (3,945)           (4,457)
                                                         ----------        ----------        ----------
          Consolidated ...........................       $   94,506        $   68,120        $   26,386
                                                         ==========        ==========        ==========

Operating Income (Loss):
     Daywork Drilling ............................       $   22,465        $   20,461        $    2,004
     Engineering Services ........................            9,244             4,733             4,511
     MOPU Operations .............................              734             1,100              (366)
     Oil and Gas .................................              (52)              (58)                6
     Corporate Office ............................           (4,284)           (2,356)           (1,928)
                                                         ----------        ----------        ----------
          Consolidated ...........................       $   28,107        $   23,880        $    4,227
                                                         ==========        ==========        ==========

Daywork Drilling

       Daywork drilling revenues increased $12.5 million and operating income increased $2.0 million in the third quarter of 1998 compared to the third quarter of 1997. The increases in revenues and operating income were primarily due to an expansion of the Company's operating rig fleet, in addition to improved dayrates on several rigs.

       The Company recently completed the planned conversion of one of the Company's MOPUs into a drilling rig and mobilized the rig to offshore Venezuela. The rig commenced operations under a one-year drilling contract during the third quarter of 1998.

       The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                     Three Months Ended
                                       September 30,
                                   -----------------------       Increase
                                      1998          1997        (Decrease)
                                   --------       --------      ----------
                                               (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International ...........     $ 15,366       $ 14,688      $    678
     Domestic ................       25,967         21,149         4,818
   Land Rigs .................       15,163         10,399         4,764
   Platform/Workover Rigs ....        6,392          1,111         5,281
   Other (2) .................         (702)         2,307        (3,009)
                                   --------       --------      --------
         Total ...............     $ 62,186       $ 49,654      $ 12,532
                                   ========       ========      ========

Average Rig Utilization (3):
   Jack-up Rigs:
     International ...........          98%            100%
     Domestic ................          91%             98%
   Land Rigs .................         100%             98%
   Platform/Workover Rigs ....         100%            100%

Average Dayrates (4):
   Jack-up Rigs:
     International ...........    $ 34,725        $ 31,779
     Domestic ................      34,194          30,359
   Land Rigs .................      17,005          13,898
   Platform/Workover Rigs ....      14,077          11,884

------------------

(1)  Includes revenues earned from affiliates.

(2) Includes joint venture operations in Trinidad in the third quarter of 1997 and joint venture operations in Mexico and labor maintenance contracts in the third quarters of 1997 and 1998.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $18.6 million and operating income increased $4.5 million in the third quarter of 1998 compared to the third quarter of 1997. The Company completed 5 turnkey contracts in the third quarter of 1998 compared to 4 turnkey contracts in the third quarter of 1997.

     International operating margins are currently stronger than domestic margins due to improved drilling efficiencies and reductions in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins, as well as margins of other competitors.

     During the second quarter of 1998, the Company signed a contract with PDVSA Exploration and Production, the Venezuelan government-owned oil company ("PDVSA"), to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The program is expected to extend over approximately three and one-half years and will utilize 7 of the Company's land drilling rigs which are currently located in Venezuela. As of September 30, 1998, 6 of the 60 wells had been completed, and 5 wells were in progress. No assurance can be given that all 60 wells will ultimately be drilled or that the program can be completed within the intended time frame. Due to this expanded program in Venezuela, the Company reduced its domestic turnkey business as personnel were reassigned to Venezuela.

MOPU Operations

     MOPU revenues and operating income both decreased $.4 million in the third quarter of 1998 compared to the third quarter of 1997. The decreases in revenues and operating income were primarily due to the loss of earnings from a MOPU which was recently converted to a jack-up drilling rig. The Company currently owns 4 MOPUs, 3 of which are under contract and currently operating. The Company expects the contract for the other MOPU to be terminated by the charterer during the fourth quarter of 1998.

Corporate Overhead

     Corporate overhead increased $1.9 million in the third quarter of 1998 compared to the third quarter of 1997. The increase was primarily due to amortization expense of $1.8 million due to the accelerated vesting of outstanding restricted stock resulting from execution of the definitive merger agreement with R&B Falcon.

Other Income (Expense) and Income Taxes

     The Company recognized $13.5 million of other expense, including income taxes, during the third quarter of 1998 compared to $11.6 million of other expense during the same period in 1997. The net increase resulted primarily from a $1.2 million increase in income taxes. See "Liquidity and Capital Resources."

Nine Months Ended September 30, 1998 and 1997

     The Company recognized net income of $43.4 million in the first nine months of 1998 compared to net income of $32.9 million during the same period in 1997. Revenues increased $80.1 million and operating income increased $21.4 million in the same period. These increases were partially offset by a reduction of $2.4 million in gains on disposition of assets, $2.6 million of increased interest expense associated with the Senior Notes and $5.7 million of increased income taxes. Improved operating results from the Company's daywork drilling and engineering services business segments contributed to the increases in revenues and operating income.

                                                                     Nine Months Ended
                                                                       September 30,
                                                             ---------------------------------      Increase
                                                                 1998               1997           (Decrease)
                                                             --------------    ---------------    --------------
                                                                               (In thousands)
   Revenues:
       Daywork Drilling .................................       $ 177,408         $  123,482          $ 53,926
       Engineering Services..............................         108,427             68,965            39,462
       MOPU Operations...................................           7,027              6,023             1,004
       Oil and Gas.......................................             259                197                62
       Eliminations......................................         (23,591)            (9,201)          (14,390)
                                                                ---------         ----------          --------
           Consolidated..................................       $ 269,530         $  189,466          $ 80,064
                                                                =========         ==========          ========

   Operating Income (Loss):
       Daywork Drilling..................................       $  63,176         $   50,834          $ 12,342
       Engineering Services..............................          25,580             14,051            11,529
       MOPU Operations...................................           2,630              2,633                (3)
       Oil and Gas.......................................            (140)               (69)              (71)
       Corporate Office .................................          (9,006)            (6,626)           (2,380)
                                                                ---------         ----------          --------
           Consolidated..................................       $  82,240         $   60,823          $ 21,417
                                                                =========         ==========          ========

Daywork Drilling

     Daywork drilling revenues increased $53.9 million and operating income increased $12.3 million in the first nine months of 1998 compared to the same period in 1997. The increases in revenues and operating income were primarily due to an expansion of the Company's operating rig fleet, in addition to improved dayrates.

     See "Results of Operations -- Three Months Ended September 30, 1998 and 1997."

     The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                             Nine Months Ended
                                                               September 30,
                                                      -------------------------------       Increase
                                                          1998              1997           (Decrease)
                                                      --------------   --------------    --------------
                                                                        (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International.................................   $      43,371     $     33,385     $       9,986
     Domestic......................................          77,509           55,875            21,634
   Land Rigs.......................................          36,882           24,459            12,423
   Platform/Workover Rigs..........................          18,934            3,326            15,608
   Other (2).......................................             712            6,437            (5,725)
                                                      -------------     ------------     -------------
         Total.....................................   $     177,408     $    123,482     $      53,926
                                                      =============     ============     =============

Average Rig Utilization (3):
   Jack-up Rigs:
     International.................................              99%             100%
     Domestic......................................              96%              99%
   Land Rigs.......................................              92%              98%
   Platform/Workover Rigs..........................             100%             100%

Average Dayrates (4):
   Jack-up Rigs:
     International.................................   $      32,367     $     29,639
     Domestic......................................          34,633           28,533
   Land Rigs.......................................          16,392           12,551
   Platform/Workover Rigs..........................          13,984           12,184

------------------

(1)  Includes revenues earned from affiliates.

(2) Includes joint venture operations in Trinidad in the first nine months of 1997 and joint venture operations in Mexico and labor maintenance contracts in the first nine months of 1997 and 1998.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

Engineering Services

     Engineering services revenues increased $39.5 million and operating income increased $11.5 million in the first nine months of 1998 compared to the same period in 1997. The Company completed 14 turnkey contracts in the first nine months of 1998 compared to 11 turnkey contracts in the same period in 1997.

     At September 30, 1998, the Company had 5 turnkey wells in progress in Venezuela.

     See "Results of Operations -- Three Months Ended September 30, 1998 and 1997."

MOPU Operations

     MOPU revenues increased $1.0 million while operating income decreased slightly in the first nine months of 1998 compared to the same period in 1997. The increase in revenues and decrease in operating income were primarily due to operations associated with one MOPU which commenced operations late in the second quarter of 1997, partially offset by the loss of earnings from another unit which was recently converted to a jack-up drilling rig.

     See "Results of Operations -- Three Months Ended September 30, 1998 and 1997."

Corporate Overhead

     Corporate overhead increased $2.4 million in the first nine months of 1998 compared to the same period in 1997. The increase was primarily due to amortization expense of $1.8 million due to the accelerated vesting of outstanding restricted stock resulting from execution of the definitive merger agreement with R&B Falcon and an increase in employment-related costs.

Other Income (Expense) and Income Taxes

     The Company recognized $38.8 million of other expense, including income taxes, during the first nine months of 1998 compared to $27.9 million of other expense during the same period in 1997. The net increase resulted primarily from a $2.4 million decrease in gains on disposition of assets, a $2.6 million increase in interest expense associated with the Senior Notes, a $1.4 million increase in exchange rate losses and an increase in income taxes of $5.7 million. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $9.2 million from $28.1 million at December 31, 1997 to $37.3 million at September 30, 1998. The increase resulted from $70.9 million provided by operating activities and $.2 million provided by financing activities, offset in part by $61.9 million used in investing activities.

Operating Activities

     Net cash of $70.9 million provided by operating activities included $4.3 million used to fund working capital requirements and other activities.

Investing Activities

     Net cash of $61.9 million used in investing activities during the first nine months of 1998 included capital expenditures totaling $63.5 million. Of that total, $11.7 million was used to fund the reactivation of 2 land drilling rigs acquired in January, 1997 for operations on Venezuelan turnkeys, and $11.9 million was used for the conversion of a MOPU to a drilling rig. The remaining $39.9 million was spent primarily on upgrade and renovation activities on other drilling rigs and MOPUs.

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad (the "Well Services Acquisition") previously operated by Well Services (Marine) Ltd. ("Well Services"). The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock, $0.01 par value per share ("Common Stock"). One platform rig and the jack-up drilling/workover rig are currently operating under contracts in Trinidad. The contract on the other platform rig was recently terminated by the operator.

     The Company recently completed the conversion of one of its MOPUs to a jack-up drilling rig at a cost of approximately $11.9 million. The jack-up drilling rig mobilized to Venezuela and commenced operations on a one-year contract during the third quarter of 1998.

     The Company has capital expenditure plans totaling approximately $8.3 million during the remainder of 1998. Of this total, $1.5 million relates to planned upgrades of a platform rig obtained in the Well Services Acquisition and $6.8 million relates primarily to other drilling rig capital expenditures and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally-generated cash flow.

Financing Activities

     Long-term debt at September 30, 1998 consists solely of Senior Notes in the aggregate principal amount of $200.0 million and debt premium, net of amortization, of $3.1 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     The Company currently has outstanding $200.0 million in principal amount of Senior Notes. Upon consummation of the Merger, the Company will be required to offer to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount of each Senior Note, plus accrued and unpaid interest to the change of control payment date. The offer must provide for purchase of the Senior Notes within 60 days following the Merger. Although the Senior Notes have recently traded at prices higher than 101% of the principal amount, there is no assurance they will continue to do so, or even if they do, that holders of the Senior Notes will not tender their Senior Notes in response to the offer to purchase. If a significant amount of the Senior Notes are tendered, the Company and/or R&B Falcon may be required to seek equity or debt financing to pay all or a portion of the purchase price for the Senior Notes tendered. However, there is no assurance that such debt or equity financing could be obtained, or if obtained, that it will be on terms favorable to the Company and/or R&B Falcon. The inability or failure to obtain any financing necessary to pay for Senior Notes tendered in response to the offer to purchase could have a material adverse effect on the financial condition of the Company and R&B Falcon.

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

     The Company currently maintains a $35.0 million Revolving Credit Facility with ING which matures May 31, 2000. At September 30, 1998, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

Exchange Rate Gains and Losses

     Approximately 64% of the Company's revenues and a substantial portion of its operating income were sourced from its foreign operations in the first nine months of 1998. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. The effects of these transactions are reported as "Exchange Rate Loss" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

Cautionary Statements

     The Company's operations are materially dependent upon the level of activity in offshore oil and gas exploration and production. The level of such activity is affected by both short-term and long-term trends in oil and gas prices. Oil and gas prices and, therefore, the level of drilling, exploration and production activity, can be volatile. Any prolonged reduction in oil and gas prices will depress the level of exploration and production activity and result in a corresponding decline in the demand for the Company's services and, therefore, have a material adverse effect on the Company's revenues, cash flows and profitability.

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

     Based upon preliminary equipment analyses and evaluations, the Company does not believe that operational equipment programming modifications are necessary. The Company is currently communicating with vendors, suppliers and shippers and will work with them to minimize disruption in the Company's operations as a result of others' Year 2000 problems. Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its accounting software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has determined that it will replace certain accounting software rather than invest in the modification of existing programs. The replacement software and related installation are estimated to cost approximately $2.0 million, the majority of which will be capitalized. The software conversion is estimated to be completed not later than December 31, 1998. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not timely completed, the Year 2000 Issue could have a material impact on operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there is no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the cost and extent of training associated with needed conversions and similar uncertainties. The Company is currently evaluating contingency plans in the event our plans prove ineffective.

                                     PART II
                                OTHER INFORMATION




ITEM 2.   CHANGES IN SECURITIES.

     During the first nine months of 1998, 26,742 shares of the Company's Common Stock held by the Company as treasury shares were contributed to the Cliffs Drilling Company Savings Plan in satisfaction of the Company's matching obligations under the Savings Plan. The shares had an aggregate value of $842,000 based on market prices on the various dates of transfer ranging from $20 to $55 3/4 per share. These transactions either (i) do not constitute "sales" and therefore are not subject to the registration requirements of the Securities Act of 1933, as amended, or (ii) were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by the issuer not involving a public offering.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          2.1 Agreement and Plan of Merger dated as of August 21, 1998, among R&B Falcon Corporation, RBF Cliffs Acquisition Corp. and Cliffs Drilling Company (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated August 20,
                     1998).

          4.3.1 Amendment No. 1 to Rights Agreement dated as of August 20, 1998, between Cliffs Drilling Company and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4.3.1 to the Company's Form 8-K dated August 20, 1998).

          10.23.1 Amendment No. 1 to Cliffs Drilling Company Compensation Deferral Plan dated as of August 20, 1998 (incorporated by reference from Exhibit 10.23.1 to the Company's Form 8-K dated August 20, 1998).

          27         Financial Data Schedule.


     (b)  Reports on Form 8-K

          One report dated August 20, 1998 was filed by the Company on Form 8-K during the three months ended September 30, 1998. The following information was included in the report:

               On August 21, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with R&B Falcon Corporation ("R&B Falcon") and RBF Cliffs Acquisition Corp. ("RBF Subsidiary") providing for the acquisition of the Company by R&B Falcon by means of a merger of RBF Subsidiary with and into the Company.

               In connection with the Merger Agreement, the Company executed Amendment No. 1 to Rights Agreement dated as of August 20, 1998.

               In connection with the Merger Agreement, the Company executed Amendment No. 1 to Cliffs Drilling Company Compensation Deferral Plan dated as of August 20, 1998.

               On August 26, 1998, the Company received notice that a class action complaint against the Company and each member of the Board of Directors was filed by a stockholder, on behalf of all of the stockholders of the Company, on August 12, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CLIFFS DRILLING COMPANY

Date:    November 3, 1998                       By:  /s/ EDWARD A. GUTHRIE
      -----------------------                      --------------------------
                                                       Edward A. Guthrie
                                                    Vice President - Finance



Date:    November 3, 1998                       By:   /s/ CINDY B. TAYLOR
      -----------------------                      --------------------------
                                                         Cindy B. Taylor
                                                     Vice President - Controller
                                                          and Secretary

                                  EXHIBIT INDEX





          EXHIBIT
          NUMBER                        DESCRIPTION
          ------                        -----------


         2.1 Agreement and Plan of Merger dated as of August 21, 1998, among R&B Falcon Corporation, RBF Cliffs Acquisition Corp. and Cliffs Drilling Company (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated August 20,
                    1998).

         4.3.1 Amendment No. 1 to Rights Agreement dated as of August 20, 1998, between Cliffs Drilling Company and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4.3.1 to the Company's Form 8-K dated August 20, 1998).

         10.23.1 Amendment No. 1 to Cliffs Drilling Company Compensation Deferral Plan dated as of August 20, 1998 (incorporated by reference from Exhibit 10.23.1 to the Company's Form 8-K dated August 20, 1998).

         27         Financial Data Schedule.