Form 10-K405
period 1998-12-31
CLIFFS DRILLING CO
filed 1999-03-26
CIK 831964

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998     COMMISSION FILE NUMBER 001-12797

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

        Securities registered pursuant to Section 12(g) of the Act: NONE

     The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                   (Exhibit Index Located on Pages 51 to 55)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                                   PAGE
                                                                                   ----
PART I
 1. and 2.           Business and Properties.....................................    2
                       General...................................................    2
                       Industry Conditions and Company Strategy..................    2
                       Contract Drilling and MOPU Operations.....................    3
                       Oil and Gas Operations....................................    8
                       Environmental Controls....................................    8
                       Government Regulation.....................................    8
                       Risks and Insurance.......................................    9
                       Risks Inherent in Foreign Operations......................   10
                       Employees.................................................   10
                       Other Properties..........................................   10
 3.                  Legal Proceedings...........................................   10
 4.                  Submission of Matters to a Vote of Security-Holders.........   11

PART II
 5.                  Market For Registrant's Common Equity and Related
                       Stockholder Matters.......................................   11
 6.                  Selected Financial Data.....................................   12
 7.                  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................   14
 7A.                 Quantitative and Qualitative Disclosures About Market
                       Risk......................................................   22
 8.                  Financial Statements and Supplementary Data.................   23
 9.                  Changes in and Disagreements With Accountants on Accounting
                       and Financial Disclosure..................................   23

PART III
 10.                 Directors and Executive Officers of the Registrant..........   23
 11.                 Executive Compensation......................................   23
 12.                 Security Ownership of Certain Beneficial Owners and
                       Management................................................   23
 13.                 Certain Relationships and Related Transactions..............   23

PART IV
 14.                 Exhibits, Financial Statement Schedules, and Reports on Form
                       8-K.......................................................   23

SIGNATURES.......................................................................   26

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cliffs Drilling Company, a Delaware corporation (the "Company"), is an international contract drilling and engineering company. Effective December 1, 1998, a change in control of the Company occurred as a result of the merger of RBF Cliffs Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of R&B Falcon Corporation ("R&B Falcon"), with and into the Company (the "Merger"). The Merger was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998 (the "Merger Agreement") among R&B Falcon, Merger Sub and the Company, which was approved by the stockholders of the Company at a special meeting held November 20, 1998. As a result of the Merger, each outstanding share of common stock, $0.01 par value ("Common Stock") of the Company was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares, as provided for in the Merger Agreement. The Company is now a wholly-owned subsidiary of R&B Falcon.

     The Company is primarily engaged in daywork drilling, engineering services, and to a lesser extent, the development and operation of mobile offshore production units ("MOPUs"). The Company has historically deployed its assets in areas where it can achieve long-term growth and generate stable cash flows and net income. This strategy has led to seven consecutive years of positive net income. The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela, Trinidad and the Middle East. The Company currently owns 16 jack-up drilling rigs, 11 land rigs, 3 platform rigs and 4 MOPUs.

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

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are within "ITEMS 1. and 2. Business and Properties," "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K.

INDUSTRY CONDITIONS AND COMPANY STRATEGY

     Activity in the contract drilling industry and related oil service businesses improved through 1997 and early 1998 due to increased worldwide demand for drilling rigs and related services. The supply of offshore drilling rigs declined while the demand for such rigs increased, resulting in increases in worldwide utilization rates during this period. In addition, oil and gas companies experienced decreases in exploration and production costs from technological advances such as increased use of 3-D seismic surveys, advances in drill bits and completion technologies and use of new production techniques such as MOPUs and subsea completions. More recently, however, there has been a significant decline in both dayrates and utilization of most classes of drilling rigs due to a substantial decline in crude oil prices. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline further or the current weakness in crude oil prices continues for an extended period, there could be a further deterioration in both rig utilization and dayrates.

     As part of its business strategy, the Company has sought to identify business opportunities that would expand its asset base, increase profitability and enhance shareholder value. The Company's acquisition criteria include, among others, transactions designed to increase operating leverage and diversify geographically.

  Acquisitions and Dispositions of Assets

     Effective December 1, 1998, the Company became a wholly-owned subsidiary of R&B Falcon. As a result of the Merger, each outstanding share of Common Stock was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares, as provided for in the Merger Agreement.

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad previously operated by Well Services (Marine) Ltd. ("Well Services"). The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock.

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig which is currently operating in Brazil. The cash purchase price was $4.3 million.

     On August 1, 1997, the Company acquired an additional 49% interest in the West Indies Drilling Joint Venture (the "WINDJV") from Well Services. The purchase price was $8.4 million consisting of $6.0 million of cash and $2.4 million of debt assumed, net of various working capital amounts acquired. On December 29, 1997, the Company acquired the remaining 1% interest in the WINDJV from Well Services.

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda., which owned the jack-up drilling rig ATENA, four 1500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil. The purchase price was $28.5 million in cash.

     On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2.9 million.

     On June 19, 1996, Cliffs Drilling No. 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico, and the charterer exercised its option to purchase the unit for $5.4 million, resulting in a gain of $2.7 million.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV, which owned an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103.8 million in cash (after reductions of $6.2 million for required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1.2 million shares (pre-split basis) of the Company's Common Stock and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4.25 million in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection). The 50% interest in the WINDJV acquired by the Company was actually the interest held by Cliffs Drilling Trinidad Limited, which the Company acquired on the same day.

     On May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company for $4.5 million. The Company renamed this unit Cliffs Drilling 155.

CONTRACT DRILLING AND MOPU OPERATIONS

     Management has adopted a proactive approach to identify, develop and exploit 3 market segments which the Company believes provide higher margins and reliable operating income and cash flow. The

Company's major business segments are daywork drilling, engineering services and MOPU operations. See Note 13 of Notes to Consolidated Financial Statements.

  Daywork Drilling

     The Company began operations as a daywork contract driller in the Gulf of Mexico and the Texas/ Louisiana Gulf Coast region. Because of depressed conditions in the domestic oil and gas industry during the 1980s and early 1990s, the Company sold certain drilling rigs and deployed its remaining rigs into selected international markets. These strategic decisions were made to enable the Company to stabilize cash flows during an extended market downturn. The Company currently has an established base of term contracts in both drilling and production operations.

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

     As of March 26, 1999, the Company owned and operated 30 drilling rigs, including 16 jack-up drilling rigs, 11 land drilling rigs and 3 platform drilling rigs. Of the 16 jack-up drilling rigs owned by the Company, 15 are cantilevered, 7 have top drives and substantially all have been refurbished in the last five years. The Company operates 10 jack-up rigs in the Gulf of Mexico, 2 jack-up rigs in each of Qatar and Trinidad, and one jack-up rig in each of Venezuela and Mexico. The Company also operates 11 land rigs in Venezuela, 2 platform rigs in Trinidad and one platform rig in Brazil. Of the 30 drilling rigs owned and operated by the Company, 8 jack-up rigs, one land rig and one platform rig are stacked without contracts.

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

     In recent years, the domestic turnkey drilling market has become more competitive as more companies entered the market. Domestic turnkey operators have been very aggressive in pricing Gulf of Mexico turnkeys, and margins have been reduced. The Company has shifted its emphasis toward drilling more international turnkeys, principally in Venezuela, where margins have been greater. International turnkeys have achieved greater acceptance, and the Company believes that expansion opportunities exist in this market. The Company believes its expertise has enabled it to be more selective in its turnkey drilling operations and to achieve profitable turnkey drilling operating results.

     From 1982 through December 31, 1998, the Company completed 301 turnkeys with aggregate revenues of $914.7 million, direct income before depreciation and allocated overhead of $147.3 million and operating income of $117.4 million. The Company completed 17 turnkey drilling contracts during 1998 and 14 turnkey drilling contracts during 1997, with revenues of $133.4 million and $91.2 million, respectively. The increase in revenues was primarily attributable to the mix of turnkey wells drilled during 1998 and 1997, respectively, with more international turnkeys drilled during 1998. Four turnkey drilling contracts were completed from January 1, 1999 to February 28, 1999 with contract revenues of $30.4 million. As of February 28, 1999, the Company had one domestic and 7 Venezuelan turnkey drilling contracts in progress with aggregate expected contract revenues of approximately $54.2 million.

     In April, 1998, the Company was awarded a contract from PDVSA Exploration and Production, the Venezuelan government-owned oil company ("PDVSA"), to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The Company commenced drilling under the program in March, 1998. The program is expected to extend over approximately three and one-half years and is expected to utilize 7 of the Company's land drilling rigs in Venezuela. During 1998, the Company completed 9 of the 60 wells, with revenues realized in the amount of $74.6 million. No assurance can be given that the remaining wells will ultimately be drilled, or that the program can be completed within the intended time frame.

  MOPU Operations

     Since 1989, the Company has pioneered the development and operation of MOPUs, which allow the Company to participate in the more stable oil and gas production market. MOPUs are offshore production systems, usually converted jack-up rigs, from which the drilling equipment is removed and production equipment is installed. MOPUs are generally contracted on a dayrate basis for a period of years or a period of time sufficient to obtain the economic production from an offshore oil and gas field or wells within such field. These contracts are characterized by relatively high operating margins, with most of the operating costs assumed by the customer. Under such contracts, the Company is generally responsible for maintenance, operation and repair of the MOPU hull structure. The Company is generally not responsible for risk of pollution or for damage to or replacement of the customer's production equipment, although the Company generally is responsible for damage to its own production equipment. The Company maintains insurance coverage against risk of damage to or loss of the MOPUs and related equipment as is customary in the industry. See "Business and Properties -- Risks and Insurance." Such contracts sometimes contain renewal provisions at the option of the customer.

     The Company owns 4 MOPUs capable of operating in both domestic and foreign waters. Two MOPUs are currently operating in the Gulf of Mexico. Two MOPUs are in international locations, with one of the units currently stacked without a contract. The contract on the international MOPU, which is currently operating, includes buy-out options.

  Drilling Rigs and MOPUs

     The following table provides the status of and information about the drilling rigs and MOPUs owned and operated by the Company as of March 26, 1999. Most of these assets are pledged to secure the Company's revolving credit facility (the "Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING"), formerly International Nederlanden (U.S.) Capital Corporation.

                                                              RATED DEPTH
                                           YEAR DELIVERED/  ----------------                      TYPE OF        EXPIRATION
           EQUIPMENT              TYPE(A)    REFURBISHED    WATER   DRILLING      LOCATION        CONTRACT          DATE
           ---------              -------  ---------------  -----   --------   --------------  --------------  ---------------
JACK-UP DRILLING RIGS
Domestic(10)
  Cliffs Drilling 100...........    MC       1982 / 1993    100'    25,000'    Gulf of Mexico  N/A             Stacked
  Cliffs Drilling 150...........    IC       1979 / 1998    150'    20,000'    Gulf of Mexico  Multiple Wells  March, 1999
  Cliffs Drilling 151...........    IC       1981 / 1993    150'    25,000'    Gulf of Mexico  N/A             Stacked
  Cliffs Drilling 152...........    MC       1980 / 1993    150'    25,000'    Gulf of Mexico  N/A             Stacked
  Cliffs Drilling 153...........    MC       1980 / 1994    150'    25,000'    Gulf of Mexico  Multiple Wells  March, 1999
  Cliffs Drilling 154...........    IC       1979 / 1996    150'    20,000'    Gulf of Mexico  N/A             Stacked
  Cliffs Drilling 155...........    IC       1980 / 1998    150'    22,000'    Gulf of Mexico  N/A             Stacked
  Cliffs Drilling 156...........    IC       1983 / 1998    150'    25,000'    Gulf of Mexico  N/A             Stacked
  Cliffs Drilling 180...........    MS       1978 / 1997    184'    25,000'    Gulf of Mexico  N/A             Stacked
  Cliffs Drilling 200...........    MC       1979 / 1998    200'    25,000'    Gulf of Mexico  Multiple Wells  March, 1999
International(6)
  LASALLE.......................    IC       1982 / 1997    190'    25,000'        Qatar       Term Daywork    March, 1999
  Cliffs Drilling 101...........    MC       1973 / 1991    100'        N/A       Trinidad     Term Daywork    March, 1999
  Cliffs Drilling 110...........    MC       1982 / 1996    110'    25,000'       Trinidad     Term Daywork    July, 1999
  Cliffs Drilling 160...........    IC       1980 / 1998    160'    20,000'        Qatar       Multiple Wells  April, 1998
  Cliffs Drilling 201...........    MC       1980 / 1996    200'    20,000'        Mexico      N/A             Stacked
  Cliffs Drilling 202...........    MC       1980 / 1998    200'    25,000'      Venezuela     Term Daywork    July, 1999
PLATFORM DRILLING RIGS
International(3)
  Cliffs Drilling 1.............    --       1988 / 1998      --    18,000'       Trinidad     N/A             Stacked
  Cliffs Drilling 3.............    --       1993 / 1998      --    25,000'       Trinidad     Term Daywork    March, 1999
  Cliffs Drilling 17............    --          1996          --    12,000'        Brazil      Term Daywork    November, 2000
LAND DRILLING RIGS
International(11)
  Cliffs Drilling 28(b).........    --       1977 / 1994      --    25,000'      Venezuela     Term Daywork    June, 2001
  Cliffs Drilling 34............    --       1980 / 1998      --    18,000'      Venezuela     Term Daywork    November, 2000
  Cliffs Drilling 35............    --       1980 / 1997      --    18,000'      Venezuela     Term Daywork    June, 1999
  Cliffs Drilling 36(b).........    --       1982 / 1998      --    18,000'      Venezuela     Term Daywork    June, 2001
  Cliffs Drilling 37(b).........    --       1982 / 1998      --    18,000'      Venezuela     Term Daywork    June, 2001
  Cliffs Drilling 40(b).........    --       1980 / 1998      --    25,000'      Venezuela     Term Daywork    June, 2001
  Cliffs Drilling 41(b).........    --       1981 / 1994      --    25,000'      Venezuela     Term Daywork    June, 2001
  Cliffs Drilling 42(b).........    --       1981 / 1994      --    25,000'      Venezuela     Term Daywork    June, 2001
  Cliffs Drilling 43(b).........    --       1981 / 1991      --    25,000'      Venezuela     Term Daywork    June, 2001
  Cliffs Drilling 54............    --       1981 / 1995      --    30,000'      Venezuela     Term Daywork    December, 1999
  Cliffs Drilling 55............    --       1983 / 1997      --    35,000'      Venezuela     N/A             Stacked
MOBILE OFFSHORE PRODUCTION UNITS
Domestic(2)
  Cliffs Drilling 4.............    --       1967 / 1995    150'         --    Gulf of Mexico  Month-to-Month  N/A
  Cliffs Drilling 8.............    --       1977 / 1993    250'         --    Gulf of Mexico  Term Daywork    April, 1999
International(2)
  Cliffs Drilling 10............    --       1979 / 1993    250'         --        Qatar       N/A             Stacked
  LANGLEY.......................    --       1965 / 1996    150'         --       Nigeria      Term Daywork    December, 2001

---------------

(a) Abbreviations:

    MC = mat supported cantilever jack-up mobile offshore drilling unit

    IC = independent leg cantilever jack-up mobile offshore drilling unit

    MS = mat supported slot jack-up mobile offshore drilling unit

(b) Committed to the Company's Engineering Services business segment for turnkey drilling activities.

  Utilization

     The Company's rigs are inactive from time to time. The Company believes that its stacking procedures minimize stacking and maintenance costs, and that the stacked rigs could be placed in service with minimal cost and delay should it become economically attractive to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Foreign Operations

     For the fiscal years ended December 31, 1998, 1997 and 1996, 67%, 63% and 55%, respectively, of the Company's consolidated revenues were derived from foreign operations, principally in Venezuela, Trinidad and the Middle East. See
Note 14 of Notes to Consolidated Financial Statements.

     As of March 26, 1999, the Company operated 6 jack-up drilling rigs in international locations, including 2 jack-up rigs in each of Qatar and Trinidad, and one jack-up rig in each of Venezuela and Mexico. The Company operated 11 land drilling rigs in Venezuela, 2 platform rigs in Trinidad and one platform rig in Brazil. In addition, the Company had one MOPU in each of Qatar and Nigeria. Of the drilling rigs and MOPUs operating in foreign locations, 3 rigs and one MOPU were stacked without a contract.

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

  Customers

     The Company's largest customer for the years ended December 31, 1998, 1997 and 1996 was PDVSA (and its predecessors). Revenues from PDVSA and its predecessors accounted for approximately 33%, 31% and 31%, respectively, of the Company's consolidated revenues during each year. The loss of any significant customer could, at least on a short-term basis, have a material adverse impact on the Company's results of operations. See Note 13 of Notes to Consolidated Financial Statements.

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

  Competition

     Demand for offshore drilling rigs and utilization have deteriorated significantly in recent months. The drilling industry remains highly competitive, and no one or few drilling contractors is dominant. The Company competes with numerous other drilling contractors, some of which are substantially larger than the Company and possess appreciably greater financial and other resources. During the last several years, there have been several business consolidations which have reduced the fragmented nature of the drilling industry. Although this has decreased the total number of competitors, the Company believes that competition for drilling contracts will continue to be intense in the foreseeable future.

     Price competition is generally the major competitive factor in the energy service industry, but the technical capability of specialized drilling equipment and personnel at the time and place required by customers is also important. Other competitive factors include technical and engineering expertise, work force experience, rig suitability, safety record, efficiency, condition of equipment, reputation and customer relations. The Company believes that it competes favorably with respect to all of these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition is usually regional. However, drilling rigs are mobile and can be moved from one region to another in response to increased demand, and an oversupply of rigs in any region may result. The Company's domestic drilling operations are concentrated in the Texas/Louisiana Gulf Coast area, and its foreign drilling operations are primarily in Venezuela, Trinidad and the Middle East. In foreign markets, the Company competes with many of the same competitors under the same factors as in the domestic markets. Demand for onshore and offshore drilling and production equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced by the financial condition of such companies, general economic conditions, prices of oil and gas and political considerations and policies. Improved technologies such as 3-D seismic, subsea completions, floating production systems and directional drilling have reduced the number of wells necessary to maintain or even increase supplies of oil and gas, and have therefore improved overall industry fundamentals.

     Historically, there have been few drilling contractors specializing in turnkey drilling contracts because of the extent of engineering and technical expertise required to manage the risks inherent in turnkey drilling operations, the magnitude of management commitment and the financial resources required. In recent years, the turnkey drilling market has become more competitive as more companies entered the market and margins were reduced. Domestic turnkey contractors have been very aggressive in pricing Gulf of Mexico turnkey contracts, and margins have been reduced.

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

OIL AND GAS OPERATIONS

     Since 1987, the Company has engaged in oil and gas exploration and production activities in conjunction with marketing the Company's contract drilling services, primarily turnkey, under the Company's contract drilling support ("CDS") program. Under this program, the Company has taken working interests in oil and gas properties in connection with the award to the Company of a drilling contract. The Company's policy has been that its working interest in such CDS wells would generally not exceed 25%. In 1993, the Company began to de-emphasize its CDS program due to marginal financial performance of the segment. The Company's oil and gas operations are not significant; therefore, applicable disclosures are not required at December 31, 1998 and 1997 or for each of the three years in the period ended December 31, 1998.

ENVIRONMENTAL CONTROLS

     The Company believes it is in substantial compliance with applicable federal, state, local and foreign laws and regulations relating to environmental controls. Also, the existence of such laws and regulations has not had, nor at this time is expected to have, any materially restrictive effect on the Company. To date, the Company has not accounted for costs or capital expenditures incurred for environmental control facilities separately from other costs incurred in the operation of its businesses. The Company does not believe, however, that any such costs or expenditures have been material, and the Company does not expect that under present conditions such costs or expenditures will become material in the foreseeable future.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including, for example, blowouts, cratering, fires, explosions and adverse weather and seas. These hazards could cause personal injury, suspend drilling operations or seriously damage or destroy the equipment involved and could cause substantial damage to producing formations and surrounding areas. Damage to the environment could also result from the Company's operations, particularly through oil spillage and extensive, uncontrolled fires. As a protection against operating hazards, the Company maintains broad insurance coverage, including all risks physical damage, employer's liability, comprehensive general liability or commercial contract indemnity and workers' compensation insurance. The Company's third party liability insurance coverage is approximately $400 million per occurrence. The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs and MOPUs and loss of hire insurance coverage. In view of difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate. The occurrence of a significant event for which the Company is not fully insured could have a material adverse effect on the Company's financial position and results of operations.

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

RISKS INHERENT IN FOREIGN OPERATIONS

     For the fiscal year ended December 31, 1998, 67% of the Company's consolidated revenues was derived from foreign sources or from services performed abroad, principally in Venezuela, Trinidad and the Middle East. Foreign operations and export sales are subject in varying degrees to risks inherent in doing business abroad. Such risks include the possibility of unfavorable changes in tax or other laws; partial or total expropriation; currency exchange rate fluctuations and restrictions on currency repatriation; the disruption of operations from labor and political disturbances, insurrection or war; and the requirements of partial local ownership of operations in certain countries. Foreign governments may from time to time suspend or curtail drilling operations or leasing activities when such operations are considered to be detrimental to the environment or to jeopardize public safety. Generally, the Company purchases insurance to protect against some or all losses due to events of political risks, such as nationalization, expropriation, war, confiscation and deprivation. Occasionally, customers will indemnify the Company against such losses. See "Business and Properties -- Government Regulation."

EMPLOYEES

     The Company employs both domestic and foreign personnel. The Company has not in the past experienced significant shortages of qualified labor necessary to conduct the Company's business. However, labor shortages could occur in the future which could have a material adverse effect on the Company's operations.

     At December 31, 1998, the Company employed 1,572 persons as follows:

                                                              SALARIED     HOURLY
                                                              EMPLOYEES   EMPLOYEES
                                                              ---------   ---------
Domestic....................................................     166         554
Venezuela...................................................     224         311
Trinidad....................................................      77         172
Other.......................................................      48          20

     There were no collective bargaining contracts covering the Company's domestic employees or employees in foreign locations in effect as of December 31, 1998, except for employees in Venezuela who are covered by the Collective Labor Contract of the Venezuelan Petroleum Industry.

OTHER PROPERTIES

     The Company owns an office building and warehouse on a 2.5 acre tract of land in Lafayette Parish, Louisiana. The Company leases additional properties, including its executive offices in Houston, Texas, a yard in Lafayette, Louisiana, and several field offices in international locations.

ITEM 3. LEGAL PROCEEDINGS

     On August 26, 1998, the Company received notice that a class action complaint against the Company and each member of the Board of Directors was filed by a stockholder, on behalf of all of the stockholders of the Company, on August 12, 1998 in the Court of Chancery of the State of Delaware. The complaint alleges that the directors of the Company did not act in accordance with their fiduciary duties to protect the interests of the stockholders in connection with the Merger. The plaintiff seeks damages as well as injunctive relief. The Company believes the allegations in the complaint are wholly without merit and intends to vigorously defend the lawsuit.

     The Company is party to a number of other lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by this item may be omitted.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company was traded on the New York Stock Exchange under the symbol "CDG" from April 3, 1997 through November 30, 1998. Prior to April 3, 1997, the Common Stock of the Company was traded on the NASDAQ stock market under the symbol "CLDR." The following table sets forth the range of high and low sales prices per share of Common Stock for each calendar quarter, as reported by the NASDAQ stock market for the periods through April 2, 1997, and as reported by the New York Stock Exchange for periods from April 3, 1997 through November 30, 1998, the last trading date for the Common Stock. As a result of the Merger, R&B Falcon owns all of the outstanding Common Stock of the Company, and the Company's Common Stock is no longer publicly traded.

                                                                SALES PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
1998
  1st Quarter...............................................  $51.81   $32.38
  2nd Quarter...............................................   57.31    31.75
  3rd Quarter...............................................   33.38    13.25
  4th Quarter(a)............................................   27.94    13.75
1997
  1st Quarter(b)............................................  $39.75   $20.63
  2nd Quarter(b)............................................   37.13    26.94
  3rd Quarter...............................................   70.50    36.38
  4th Quarter...............................................   82.00    42.00

-------------------------

(a) For the period through November 30, 1998, the last trading date for the Common Stock.

(b) Retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend effective May 22, 1997.

     The Company never paid cash dividends on its Common Stock. Under the Company's 10.25% Senior Notes due 2003 (the "Senior Notes") and Revolving Credit Facility with ING, the Company is restricted from declaring, making or paying cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of Notes to Consolidated Financial Statements.

     During 1998, 39,437 shares of the Company's Common Stock held by the Company as treasury shares were contributed to the Cliffs Drilling Company Savings Plan in satisfaction of the Company's matching obligations under the Savings Plan. The shares had an aggregate value of $1,089,000 based on market prices on the various dates of transfer ranging from $17.75 to $55.75 per share. These transactions either (i) do not constitute "sales" and therefore are not subject to the registration requirements of the Securities Act of 1933, as amended, or (ii) were made in reliance on an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended, as transactions by the issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected consolidated financial information of the Company. The amounts as of and for each of the five years in the period ended December 31, 1998 have been derived from audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

     The Merger was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price was "pushed down" and recorded in the consolidated financial statements, which affects the comparability of the post-acquisition and pre-acquisition financial position. See Note 2 of Notes to Consolidated Financial Statements.

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1998       1997       1996       1995       1994
                                                   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
  Revenues.......................................  $335,824   $263,632   $133,109   $ 83,289   $ 83,693
  Costs and Expenses:
     Operating Expenses..........................   196,918    148,158     91,984     67,713     50,907
     Depreciation, Depletion and Amortization....    28,701     20,443     10,388      7,271     14,008
     Contract Termination Provision..............        --         --         --         --      5,193
     General and Administrative Expense(1).......    12,455      8,731      6,300      5,289      5,114
                                                   --------   --------   --------   --------   --------
  Operating Income...............................    97,750     86,300     24,437      3,016      8,471
  Interest Expense(2)............................   (20,443)   (17,838)    (9,265)      (199)      (826)
  Income Tax Expense.............................   (26,545)   (25,124)    (6,996)    (2,406)      (790)
  Other Income (Expense)(3)......................       327      3,321      6,246      5,035       (799)
                                                   --------   --------   --------   --------   --------
  Net Income.....................................    51,089     46,659     14,422      5,446      6,056
  Dividends Applicable to Preferred Stock(4).....        --         --        (31)    (2,659)    (2,659)
                                                   --------   --------   --------   --------   --------
  Net Income Applicable to Common and Common
     Equivalent Shares...........................  $ 51,089   $ 46,659   $ 14,391   $  2,787   $  3,397
                                                   ========   ========   ========   ========   ========
  Net Income Per Common Share(5):
     Basic.......................................       N/A   $   3.06   $   1.05   $   0.34   $   0.40
                                                   ========   ========   ========   ========   ========
     Diluted.....................................       N/A   $   3.01   $   1.02   $   0.34   $   0.40
                                                   ========   ========   ========   ========   ========
  Weighted Average Number of Common and Common
     Equivalent Shares Outstanding(4)(5)(6)(7):
     Basic.......................................       N/A     15,237     13,736      8,192      8,428
                                                   ========   ========   ========   ========   ========
     Diluted.....................................       N/A     15,493     14,083      8,213      8,447
                                                   ========   ========   ========   ========   ========
SUMMARY BALANCE SHEET DATA:
  Working Capital................................  $ 70,668   $ 57,816   $ 68,221   $ 33,859   $ 19,331
  Property and Equipment, Net....................   505,841    369,227    216,474     65,950     71,248
  Total Assets...................................   717,256    500,151    339,546    128,962    120,167
  10.25% Senior Notes(2).........................   202,935    203,606    150,000         --         --
  Redeemable Preferred Stock(4)..................        --         --         --     28,750     28,750
  Total Shareholders' Equity(4)(6)(7)(8).........  $404,489   $215,929   $142,168   $ 74,015   $ 70,881

---------------

(1) Included in 1998 General and Administrative Expense are merger costs of $1.5 million and incremental restricted stock amortization of $1.8 million related to the accelerated vesting of restricted stock due to the execution of the Merger Agreement with R&B Falcon.

(2) In part to finance the acquisition of the Southwestern Rigs, the Company sold $150 million of Senior Notes on May 23, 1996. On August 7, 1997, the Company sold an additional $50 million of Senior Notes at a premium for various rig acquisitions and upgrades.

(3) The following summarizes items of "Other Income (Expense)":

                                                             YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                   1998      1997      1996     1995      1994
                                                  -------   -------   ------   -------   -------
                                                                  (IN THOUSANDS)
    Gain on Disposition of Assets...............  $   257   $ 3,150   $3,694   $ 2,666   $   665
    Interest Income.............................    2,080     1,941    2,725     1,065       815
    Exchange Rate Gain (Loss)...................   (1,426)     (174)      --     2,554    (1,168)
    Other, net..................................     (584)   (1,596)    (173)   (1,250)   (1,111)
                                                  -------   -------   ------   -------   -------
           Other Income (Expense)...............  $   327   $ 3,321   $6,246   $ 5,035   $  (799)
                                                  =======   =======   ======   =======   =======

(4) On January 17, 1996, the Company issued 2,113,557 shares (pre-split basis) of Common Stock upon conversion of 1,115,988 shares of its 1,150,000 issued and outstanding shares of Preferred Stock. The remaining 34,012 shares of Preferred Stock were redeemed for cash in the amount of $25.69 per share plus $0.22 per share in accrued dividends thereon at a cost to the Company of approximately $.9 million.

(5) The net income per common share amounts and weighted average number of common and common equivalent shares outstanding prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see Note 1 of Notes to Consolidated Financial Statements. In addition, net income per common share and weighted average number of common and common equivalent shares outstanding have been retroactively adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend effective May 22, 1997.

(6) The Company issued 1,200,000 shares (pre-split basis) of Common Stock on May 23, 1996 in connection with the acquisition of the Southwestern Rigs and 437,939 shares of Common Stock on December 29, 1997 in connection with the Well Services Acquisition.

(7) As a result of the Merger, each outstanding share of Common Stock of the Company was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares, as provided for in the Merger Agreement. The Company is now a wholly-owned subsidiary of R&B Falcon.

(8) The Company has not paid any cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Effective December 1, 1998, a change in control of the Company occurred as a result of the Merger. The Company is now a wholly-owned subsidiary of R&B Falcon.

     Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in recent months due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline further or the current weakness in crude oil prices continues for an extended period, there could be a further deterioration in both rig utilization and dayrates.

     The Company's daywork drilling operations benefited during 1997 and early 1998 from the tight supply of jack-up drilling rigs both in the U.S. Gulf of Mexico and internationally. Increased exploration activity coupled with a reduction in rig availability resulted in increased dayrates and utilization of the Company's drilling rigs. The same factors both positively and negatively affected the Company's engineering services business segment during 1997 and early 1998, in that increased exploration activity caused an increase in demand for the Company's engineering services; however, reduced rig availability made it more difficult for the Company to contract drilling rigs required for performance of turnkey drilling operations. Currently, lower crude oil prices are affecting exploration and production spending, which is creating significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico.

     The oil and gas industry has experienced extreme market cycles over the past decade. The Company has endeavored to mitigate the effect of this volatility by diversifying its scope of operations. To achieve its strategic objective, the Company established separate but related lines of business in daywork drilling, engineering services and mobile offshore production unit operations. The Company also has pursued foreign drilling and production opportunities in order to expand geographically. Each of the Company's business segments will continue to be affected, however, by the unsettled energy markets, which are influenced by a variety of factors, including general economic conditions, the extent of worldwide oil and gas production and demand therefor, government regulations and environmental concerns.

RESULTS OF OPERATIONS

  Year 1998 Versus 1997

     The Company recognized net income of $51.1 million in 1998 compared to net income of $46.7 million in 1997. Revenues increased $72.2 million and operating income increased $11.5 million from 1997 to 1998. These increases were partially offset by $2.9 million of decreased gains on disposition of assets and $2.6 million of increased interest expense associated with the Senior Notes. Improved operating results from the engineering services business segment contributed to the increase in operating income.

                                                                                     INCREASE
                                                                1998       1997     (DECREASE)
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
Revenues:
  Daywork Drilling..........................................  $222,055   $173,602    $ 48,453
  Engineering Services......................................   133,366     91,723      41,643
  MOPU Operations...........................................     8,676      8,663          13
  Oil and Gas...............................................       272        410        (138)
  Eliminations..............................................   (28,545)   (10,766)    (17,779)
                                                              --------   --------    --------
          Consolidated......................................  $335,824   $263,632    $ 72,192
                                                              ========   ========    ========

                                                                                     INCREASE
                                                                1998       1997     (DECREASE)
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
Operating Income (Loss):
  Daywork Drilling..........................................  $ 71,823   $ 71,623    $    200
  Engineering Services......................................    35,919     20,446      15,473
  MOPU Operations...........................................     3,331      3,582        (251)
  Oil and Gas...............................................      (215)      (330)        115
  Corporate Office..........................................   (13,108)    (9,021)     (4,087)
                                                              --------   --------    --------
          Consolidated......................................  $ 97,750   $ 86,300    $ 11,450
                                                              ========   ========    ========

  Daywork Drilling

     Daywork drilling revenues increased $48.5 million and operating income increased $.2 million in 1998 compared to 1997. The increase in revenues was primarily due to an expansion of the Company's operating rig fleet, in addition to improved dayrates on several rigs. The decrease in operating margins was primarily due to reduced dayrates and utilization experienced during the second half of 1998, in addition to costs associated with stacking certain rigs.

     The Company completed the conversion of one of the Company's MOPUs into a drilling rig and mobilized the rig to offshore Venezuela. The rig commenced operations under a one-year drilling contract during the third quarter of 1998.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                                     INCREASE
                                                                1998       1997     (DECREASE)
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
Daywork Drilling Revenues(1):
  Jack-up Rigs:
     International..........................................  $ 55,368   $ 49,866    $  5,502
     Domestic...............................................    93,023     77,849      15,174
  Land Rigs.................................................    48,619     32,812      15,807
  Platform/Workover Rigs....................................    24,040      5,604      18,436
  Other(2)..................................................     1,005      7,471      (6,466)
                                                              --------   --------    --------
     Total..................................................  $222,055   $173,602    $ 48,453
                                                              ========   ========    ========
Average Rig Utilization(3):
  Jack-up Rigs:
     International..........................................       94%       100%
     Domestic...............................................       90%        98%
  Land Rigs.................................................       93%        95%
  Platform/Workover Rigs....................................       96%        98%

Average Dayrates(4):
  Jack-up Rigs:
     International..........................................  $ 33,342   $ 29,609
     Domestic...............................................    33,074     29,793
  Land Rigs.................................................    16,449     12,750
  Platform/Workover Rigs....................................    13,739     12,304

---------------

(1) Includes revenues earned from affiliates.

(2) Includes WINDJV operations in Trinidad prior to August 1, 1997, Brazilian operations prior to October 1, 1997, CCDI joint venture operations in Mexico, CCI joint venture operations in Venezuela and labor maintenance contracts in Venezuela and Trinidad.

(3) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

(4) Daywork drilling revenues, less non-recurring revenues, divided by aggregate contract days, adjusted to exclude days under contract at zero dayrate.

  Engineering Services

     Engineering services revenues increased $41.6 million and operating income increased $15.5 million in 1998 compared to 1997. The Company completed 17 turnkey contracts in 1998 compared to 14 turnkey contracts in 1997. Thirteen of the 17 contracts completed during 1998 were international contracts in Venezuela, while 10 international contracts in Venezuela were completed during 1997. International operating margins are currently stronger than domestic margins due to improved drilling efficiencies and a reduction in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins.

     The Company had 8 turnkey wells in progress at December 31, 1998, 4 of which were completed by February 28, 1999.

     In April, 1998, the Company was awarded a contract from PDVSA to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The Company commenced drilling under the program in March, 1998. The program is expected to extend over approximately three and one-half years and is expected to utilize 7 of the Company's land drilling rigs in Venezuela. During 1998, the Company completed 9 of the 60 wells, with revenues realized in the amount of $74.6 million. No assurance can be given that the remaining wells will ultimately be drilled, or that the program can be completed within the intended time frame.

  MOPU Operations

     MOPU revenues increased slightly and operating income decreased $.3 million in 1998 compared to 1997. The decrease in operating income was primarily due to the loss of earnings from a MOPU which was converted to a jack-up drilling rig during 1998.

     The Company currently owns 4 MOPUs. Three of the MOPUs are under contract and currently operating, and one MOPU is stacked.

  Oil and Gas

     Oil and gas revenues decreased $.1 million and operating losses decreased $.1 million in 1998 compared to 1997. The Company does not expect any significant activity related to oil and gas exploration and production activities during 1999.

  Corporate Overhead

     Corporate overhead increased $4.1 million in 1998 compared to 1997. The increase was primarily related to costs associated with the Merger.

  Other Income (Expense) and Income Taxes

     The Company recognized $46.7 million of other expense in 1998 compared to $39.6 million of other expense in 1997. The net increase in other expense resulted primarily from a $2.9 million decrease in gains on disposition of assets, a $2.6 million increase in interest expense associated with the Senior Notes, a $1.3 million increase in exchange rate losses and an increase in income taxes of $1.4 million. See "Liquidity and Capital Resources."

     The increase in income taxes relates primarily to the overall increase in income from 1997 to 1998. The effective tax rates were 34% and 35% in 1998 and 1997, respectively, with 75% and 63%, respectively, of the recorded expense constituting current taxes. See Note 6 of Notes to Consolidated Financial Statements.

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
                                                              ========   ========    ========

  Daywork Drilling

     Daywork drilling revenues increased $95.7 million and operating income increased $48.6 million in 1997 compared to 1996. From May, 1996 through December, 1997, the Company acquired 12 jack-up drilling rigs, 5 land rigs, 3 platform rigs and a 100% interest in the WINDJV, which owns an additional jack-up drilling rig. Of the $48.6 million increase in operating income, $38.9 million was generated from these rig acquisitions. See "Business and Properties -- Industry Conditions and Company Strategy," "Business and Properties -- Contract Drilling and MOPU Operations" and "Liquidity and Capital Resources." Operating income also increased due to improved dayrates for the Company's drilling rigs.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                                                                    INCREASE
                                                                1997      1996     (DECREASE)
                                                              --------   -------   ----------
                                                                      (IN THOUSANDS)
Daywork Drilling Revenues(1):
  Jack-up Rigs:
     International..........................................  $ 49,866   $17,989    $31,877
     Domestic...............................................    77,849    33,984     43,865
  Land Rigs.................................................    32,812    20,403     12,409
  Platform/Workover Rigs....................................     5,604     1,251      4,353
  Other(2)..................................................     7,471     4,255      3,216
                                                              --------   -------    -------
          Total.............................................  $173,602   $77,882    $95,720
                                                              ========   =======    =======
Average Rig Utilization(3):
  Jack-up Rigs:
     International..........................................      100%      100%
     Domestic...............................................       98%       96%
  Land Rigs.................................................       95%      100%
  Platform/Workover Rigs....................................       98%       87%

Average Dayrates(4):
  Jack-up Rigs:
     International..........................................  $ 29,609   $25,724
     Domestic...............................................    29,793    22,667
  Land Rigs.................................................    12,750     9,085
  Platform/Workover Rigs....................................    12,304     5,259

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

  Engineering Services

     Engineering services revenues increased $31.2 million and operating income increased $12.4 million in 1997 compared to 1996. The Company completed 14 turnkey contracts in 1997 compared to 13 turnkey contracts in 1996. Ten of the 14 contracts completed during 1997 were international contracts in Venezuela, while only 5 international contracts were completed during 1996. International operating margins are stronger than domestic margins and increased during 1997 due to improved drilling efficiencies and a reduction in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins.

     The Company had 5 turnkey wells in progress at December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $8.2 million from $28.1 million at December 31, 1997 to $36.3 million at December 31, 1998. The increase resulted from $76.0 million provided by operating activities and $.2 million provided by financing activities, offset in part by $68.0 million used in investing activities.

  Operating Activities

     Net cash of $76.0 million provided by operating activities included $14.6 million used in working capital and other activities. "Accounts Receivable" decreased from December 31, 1997 to December 31, 1998 due primarily to the timing of turnkey completions and the timing of cash receipts related to domestic and international daywork drilling and engineering services operations. "Drilling Contracts in Progress" increased due to additional turnkey wells in progress at December 31, 1998 and timing of turnkey completions. "Accounts Payable and Other Accrued Expenses" decreased primarily due to fewer rig refurbishment projects in process at December 31, 1998 compared to December 31, 1997.

  Investing Activities

     Net cash of $68.0 million used in investing activities included capital expenditures totaling $69.9 million. Of that total, $9.3 million was used to fund the reactivation of 2 land drilling rigs acquired in January, 1997 for operations on Venezuelan turnkeys, and $12.3 million was used for the conversion of a MOPU to a drilling rig. The remaining $48.3 million was spent primarily on upgrade and renovation activities on other drilling rigs and MOPUs.

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self-propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad previously operated by Well Services. The purchase price totaled $44.0 million, consisting of cash of $23.5 million and the issuance by the Company of 437,939 shares of Common Stock, $0.01 par value per share. One platform rig and the jack-up drilling/workover rig are currently operating under contracts in Trinidad. The contract on the other platform rig was recently terminated by the operator.

     The Company's capital expenditures in 1999 are expected to total approximately $7.0 million, related primarily to rig upgrades and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally generated cash flow. The Company's projection of 1999 capital expenditures is based upon a continuation of the Company's program to upgrade rigs and related equipment. The actual level of capital expenditures may be higher due to contract requirements or in the event of unforeseen breakdown of equipment that was not scheduled for replacement, or lower in the event of inadequate cash flow from operations.

  Financing Activities

     Long-term debt at December 31, 1998 consists solely of Senior Notes in the aggregate principal amount of $200.0 million and debt premium, net of amortization, of $2.9 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company. See Note 5 of Notes to Consolidated Financial Statements.

     Upon consummation of the Merger, the Company was required to offer to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount of each Senior Note, plus accrued and unpaid interest to the change of control payment date within 60 days following the Merger (the "Change of Control Offer"). The Change of Control Offer expired on January 21, 1999. A total of $.3 million principal amount of Senior Notes were tendered.

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

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by the Subsidiary Guarantors, and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company. R&B Falcon is not a guarantor of the Senior Notes.

     The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments. These restrictions could limit the Company's ability to integrate its operations with its parent, R&B Falcon.

     The Company currently maintains a $35.0 million Revolving Credit Facility with ING which matures May 31, 2000. At December 31, 1998, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

  Exchange Rate Gains and Losses

     Approximately 67% of the Company's revenues and a substantial portion of its operating income were sourced from its foreign operations during 1998. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. The effects of these transactions are reported as "Exchange Rate Loss" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

  Cautionary Statements

     The Company's operations are materially dependent upon the level of activity in offshore oil and gas exploration and production. The level of such activity is affected by both short-term and long-term trends in oil and gas prices. Oil and gas prices and, therefore, the level of drilling, exploration and production activity, can be volatile. Any prolonged reduction in oil and gas prices will depress the level of exploration and production activity and result in a corresponding decline in the demand for the Company's services and, therefore, may have a material adverse effect on the Company's revenues, cash flows and profitability.

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

IMPACT OF YEAR 2000

  General Description of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many computer programs recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

  Year 2000 Issue Evaluations and Assessments

     Based upon preliminary equipment analyses and evaluations, the Company does not believe that operational equipment programming modifications are necessary. The Company is currently communicating with vendors, suppliers and shippers (collectively referred to as "third party vendors") regarding Year 2000 compliance and will work with them to minimize disruption in the Company's operations as a result of their Year 2000 problems. To date, the Company is not aware of any third party vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Based upon internal assessments, the Company determined that it was necessary to modify or replace portions of its accounting software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The Company elected to replace certain accounting software rather than invest in modifications of existing programs. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

  Costs

     The replacement software and related installation costs were approximately $2.0 million, the majority of which was capitalized as of December 31, 1998. The software conversions were substantially completed as of December 31, 1998. The Company expects to incur approximately $.5 million during 1999 for other modifications and conversions.

  Risks

     Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, modifications or conversions, disruptions generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company has no means of ensuring that third party vendors will be Year 2000 ready. The inability of third party vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third party vendors is not determinable.

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

  Contingency Plans

     The Company has contingency plans for certain critical applications and is evaluating such plans for others. These contingency plans involve manual workarounds and replacement equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency Risk

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances.

  Interest Rate Risk

     The Company is exposed to changes in interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash and cash equivalents and the interest rate paid on any Revolving Credit Facility borrowings. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company has long-term debt at a fixed rate of 10.25% with a carrying value of $202.9 million which approximates fair market value. See "Liquidity and Capital Resources."

  Commodity Price Risk

     The financial condition and results of operations of the Company are dependent upon the price of oil and natural gas, as demand for its services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline further or the current weakness in crude oil prices continues for an extended period, there could be a further deterioration in both rig utilization and dayrates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company appear on pages 27 through 50 hereof and are incorporated by reference into this
Item 8. Selected quarterly financial data is set forth in Note 15 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices for financial statement disclosures.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by this item may be omitted.

ITEM 11. EXECUTIVE COMPENSATION

     Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by this item may be omitted.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by this item may be omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by this item may be omitted.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

     (1) and (2) Financial Statements and Schedules

       See "Index to Consolidated Financial Statements and Schedules" on page
       27.

     (3) Exhibits

        See "Exhibit Index" on pages 51 to 55.

             The management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report are as follows:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Cliffs Drilling Company 1988 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.1.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.1 to the Company's Form 10-K
                            for the year ended December 31, 1993).
         10.1.2          -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.2 to the Company's Form 10-K
                            for the year ended December 31, 1993).
         10.1.3          -- Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.3 to the Company's Form 10-K
                            for the year ended December 31, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            -- Cliffs Drilling Company Incentive Bonus Plan
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.3            -- Cliffs Drilling Company Retention Plan for Salaried
                            Employees (incorporated by reference to Exhibit 10.10 to
                            the Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.3.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.1 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.3.2          -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.2 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.4            -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.11 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed under the
                            Securities Act).
         10.5            -- Form of Restricted Stock Award Agreement entered into
                            between the Company and certain key executive officers
                            (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.8            -- Form of Executive Agreement dated as of July 20, 1994
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Form 10-Q for the quarter ended June 30, 1994).
         10.14           -- Cliffs Drilling Company Compensation Deferral Plan
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Form 10-K for the year ended December 31,
                            1997).
         10.14.1         -- Amendment No. 1 to Cliffs Drilling Company Compensation
                            Deferral Plan dated as of August 20, 1998 (incorporated
                            by reference from Exhibit 10.23.1 to the Company's Form
                            8-K dated August 20, 1998).
         10.14.2         -- Amendment No. 2 to Cliffs Drilling Company Compensation
                            Deferral Plan dated as of November 20, 1998 (incorporated
                            by reference from Exhibit 10.23.2 to the Company's Form
                            8-K dated December 1, 1998).
         10.14.3         -- Amendment No. 3 to Cliffs Drilling Company Compensation
                            Deferral Plan dated as of February 22, 1999.
         10.15           -- Cliffs Drilling Company 1998 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.24 to the
                            Company's Form 10-Q for the quarter ended June 30, 1998).
         10.15.1         -- Amendment No. 1 dated May 13, 1998 to the Cliffs Drilling
                            Company 1998 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.24.1 to the Company's Form 10-Q
                            for the quarter ended June 30, 1998).
         10.16           -- Form of Non-Qualified Stock Option Agreement for
                            non-employee members of the Board of Directors
                            (incorporated by reference to Exhibit 10.25 to the
                            Company's Form 10-Q for the quarter ended June 30, 1998).
         10.17           -- Form of Non-Qualified Stock Option Agreement for key
                            employees and officers (incorporated by reference to
                            Exhibit 10.26 to the Company's Form 10-Q for the quarter
                            ended June 30, 1998).
         10.18           -- Cliffs Drilling Company Savings Plan (As Amended and
                            Restated Effective June 21, 1988) (incorporated by
                            reference to Exhibit 10.27 to the Company's Form 10-Q for
                            the quarter ended June 30, 1998).
         10.18.1         -- Amendment No. 1 to the Cliffs Drilling Company Savings
                            Plan (As Amended and Restated Effective June 21, 1988)
                            (incorporated by reference to Exhibit 10.27.1 to the
                            Company's Form 10-Q for the quarter ended June 30, 1998).
         10.19           -- Cliffs Drilling Company Savings Trust (As Amended and
                            Restated Effective January 1, 1998) (incorporated by
                            reference to Exhibit 10.28 to the Company's Form 10-Q for
                            the quarter ended June 30, 1998).
         10.21           -- Employment Agreement dated December 1, 1998 between the
                            Company and Douglas E. Swanson.
         10.22           -- Employment Agreement dated December 1, 1998 between the
                            Company and Charles M. McCall.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- Employment Agreement dated December 1, 1998 between the
                            Company and Edward A. Guthrie.
         10.24           -- Employment Agreement dated December 1, 1998 between the
                            Company and James P. Mitchen.
         10.25           -- Employment Agreement dated December 1, 1998 between the
                            Company and Gary W. Owen.
         10.26           -- Employment Agreement dated December 1, 1998 between the
                            Company and Cindy B. Taylor.
         10.27           -- Employment Agreement dated December 1, 1998 between the
                            Company and Jim R. Wise.

(b) Reports on Form 8-K

          One report dated December 1, 1998 was filed by the Company on Form 8-K during the three months ended December 31, 1998. The following information was included in the report:

          Effective December 1, 1998, a change in control of the Company occurred as a result of the Merger of Merger Sub, a wholly-owned subsidiary of R&B Falcon, with and into the Company. The Merger was effected pursuant to the Merger Agreement among R&B Falcon, Merger Sub and the Company, which was approved by the stockholders of the Company at a special meeting held November 20, 1998. As a result of the Merger, each outstanding share of Common Stock of the Company was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares, as provided for in the Merger Agreement, and the Company is now a wholly-owned subsidiary of R&B Falcon.

          As required by the Merger Agreement, the Company executed Amendment No. 2 to the Cliffs Drilling Company Compensation Deferral Plan dated as of November 20, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 26, 1999                                                          CLIFFS DRILLING COMPANY

                                                                      By: /s/ DOUGLAS E. SWANSON
                                                                         --------------------------------
                                                                                Douglas E. Swanson
                                                                         Chairman of the Board, President
                                                                           and Chief Executive Officer

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

                      SIGNATURE                                         TITLE                        DATE
                      ---------                                         -----                        ----

               /s/ DOUGLAS E. SWANSON                   Chairman of the Board, President and    March 26, 1999
-----------------------------------------------------          Chief Executive Officer
                 Douglas E. Swanson                         (Principal Executive Officer)

                /s/ PAUL B. LOYD, JR.                                 Director                  March 26, 1999
-----------------------------------------------------
                  Paul B. Loyd, Jr.

                /s/ STEVEN A. WEBSTER                                 Director                  March 26, 1999
-----------------------------------------------------
                  Steven A. Webster

                /s/ EDWARD A. GUTHRIE                       Vice President -- Finance and       March 26, 1999
-----------------------------------------------------          Chief Financial Officer
                  Edward A. Guthrie                         (Principal Financial Officer)

                 /s/ CINDY B. TAYLOR                        Vice President -- Controller        March 26, 1999
-----------------------------------------------------               and Secretary
                   Cindy B. Taylor                         (Principal Accounting Officer)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                               PAGES
                                                               -----

Report of Independent Auditors..............................    28

Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 1998...............    29

Consolidated Balance Sheets, December 31, 1998 and 1997.....    30

Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1998...............    31

Consolidated Statements of Changes in Shareholders' Equity
  for Each of the Three Years in the Period Ended December
  31, 1998..................................................    32

Notes to Consolidated Financial Statements..................    33

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

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Cliffs Drilling Company

     We have audited the accompanying consolidated balance sheets of Cliffs Drilling Company as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

Houston, Texas
February 17, 1999

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  1998           1997           1996
                                                               -----------    -----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Revenues..................................................    $335,239       $261,887       $132,341
  Income from Equity Investments............................         585          1,745            768
                                                                --------       --------       --------
                                                                 335,824        263,632        133,109
COSTS AND EXPENSES:
  Operating Expenses........................................     196,918        148,158         91,984
  Depreciation, Depletion and Amortization..................      28,701         20,443         10,388
  General and Administrative Expense........................      12,455          8,731          6,300
                                                                --------       --------       --------
                                                                 238,074        177,332        108,672
                                                                --------       --------       --------
OPERATING INCOME............................................      97,750         86,300         24,437
OTHER INCOME (EXPENSE):
  Gain on Disposition of Assets.............................         257          3,150          3,694
  Interest Income...........................................       2,080          1,941          2,725
  Interest Expense..........................................     (20,443)       (17,838)        (9,265)
  Exchange Rate Loss........................................      (1,426)          (174)            --
  Other, net................................................        (584)        (1,596)          (173)
                                                                --------       --------       --------
INCOME BEFORE INCOME TAXES..................................      77,634         71,783         21,418
INCOME TAX EXPENSE..........................................      26,545         25,124          6,996
                                                                --------       --------       --------
NET INCOME..................................................      51,089         46,659         14,422
DIVIDENDS APPLICABLE TO PREFERRED STOCK.....................          --             --            (31)
                                                                --------       --------       --------
NET INCOME APPLICABLE TO COMMON AND COMMON EQUIVALENT
  SHARES....................................................    $ 51,089       $ 46,659       $ 14,391
                                                                ========       ========       ========
NET INCOME PER COMMON SHARE:
  Basic.....................................................         N/A       $   3.06       $   1.05
                                                                ========       ========       ========
  Diluted...................................................         N/A       $   3.01       $   1.02
                                                                ========       ========       ========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING:
  Basic.....................................................         N/A         15,237         13,736
                                                                ========       ========       ========
  Diluted...................................................         N/A         15,493         14,083
                                                                ========       ========       ========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE INFORMATION)
                                                                 POST-         PRE-
                                                              ACQUISITION   ACQUISITION
                                                              -----------   -----------
                           ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.................................   $ 36,276      $  28,122
  Accounts Receivable, net of allowance for doubtful
     accounts of $472 and $352 at December 31, 1998 and
     1997, respectively.....................................     35,670         53,341
  Notes and Other Receivables, Current......................      6,704         10,190
  Inventories...............................................     10,335          7,551
  Drilling Contracts in Progress............................     29,483         16,503
  Prepaid Insurance.........................................      2,248          1,772
  Other Prepaid Expenses....................................      2,893          6,595
                                                               --------      ---------
          Total Current Assets..............................    123,609        124,074
PROPERTY AND EQUIPMENT, AT COST:
  Rigs and Related Equipment................................    504,189        453,915
  Other.....................................................      4,550         15,373
                                                               --------      ---------
                                                                508,739        469,288
  Less: Accumulated Depreciation, Depletion and
     Amortization...........................................     (2,898)      (100,061)
                                                               --------      ---------
          Net Property and Equipment........................    505,841        369,227
DEFERRED CHARGES AND OTHER ASSETS:
  Goodwill, net of accumulated amortization of $150 at
     December 31, 1998......................................     70,579             --
  Debt Issue Costs and Other................................      4,139          5,022
  Investments in and Advances to Unconsolidated
     Affiliates.............................................      2,580          1,828
  Due from Parent...........................................     10,508             --
                                                               --------      ---------
          TOTAL ASSETS......................................   $717,256      $ 500,151
                                                               ========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable..........................................   $ 28,843      $  33,171
  Accrued Interest..........................................      2,672          2,673
  Other Accrued Expenses....................................     21,426         30,414
                                                               --------      ---------
          Total Current Liabilities.........................     52,941         66,258
10.25% SENIOR NOTES.........................................    202,935        203,606
DEFERRED INCOME TAXES.......................................     55,094         14,335
OTHER LIABILITIES...........................................      1,797             23
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000 shares authorized and 1,000 shares issued and outstanding at December 31,
     1998 and 30,000,000 shares authorized, 16,321,932
     shares issued and 15,906,880 shares outstanding at
     December 31, 1997......................................         --            163
  Paid-in Capital...........................................    405,069        182,420
  Retained Earnings (Deficit)...............................       (580)        40,942
  Less: Restricted Stock....................................         --         (2,467)
        Treasury Stock, at cost, 415,052 shares at December
            31, 1997........................................         --         (5,129)
                                                               --------      ---------
          Total Shareholders' Equity........................    404,489        215,929
                                                               --------      ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $717,256      $ 500,151
                                                               ========      =========

          See accompanying notes to consolidated financial statements.

     The merger of RBF Cliffs Acquisition Corp., a wholly-owned subsidiary of R&B Falcon Corporation, with and into Cliffs Drilling Company was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of Cliffs Drilling Company, which affects the comparability of the post-acquisition and pre-acquisition financial position. See Note 2.

                            CLIFFS DRILLING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1997        1996
                                                              --------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $ 51,089   $  46,659   $  14,422
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
     BY (USED IN) OPERATING ACTIVITIES:
     Depreciation, Depletion and Amortization...............    28,701      20,443      10,388
     Deferred Income Tax Expense............................     6,621       9,307       5,184
     Impairment of Oil and Gas Leasehold Cost...............        --          --       1,017
     Mobilization Expense Amortization......................       770         447         314
     Gain on Disposition of Assets..........................      (257)     (3,150)     (3,694)
     Amortization of Debt Issue Costs.......................       927         822         462
     Amortization of Restricted Stock.......................     2,212         430          28
     Amortization of Debt Premium...........................      (671)       (269)         --
     Tax Benefit Associated with Exercise of Stock
      Options...............................................       214       2,930       1,603
     Other..................................................     1,055       1,465      (1,352)
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
       Accounts Receivable..................................    21,157     (29,743)    (19,907)
       Inventories..........................................    (2,498)     (1,744)     (1,667)
       Drilling Contracts in Progress.......................   (12,960)      1,169      (6,324)
       Prepaid Insurance and Other Prepaid Expenses.........     2,456       4,943     (10,688)
       Investments in and Advances to Unconsolidated
        Affiliates..........................................      (752)     (1,392)       (928)
       Due from Parent......................................   (10,508)         --          --
       Accounts Payable and Other Accrued Expenses..........   (11,535)     24,277      18,256
                                                              --------   ---------   ---------
          Net Cash Provided By Operating Activities.........    76,021      76,594       7,114
INVESTING ACTIVITIES:
  Capital Expenditures......................................   (69,882)    (84,535)    (36,027)
  Acquisition of Rigs and Related Equipment.................        --     (61,969)   (108,477)
  Acquisition of Equity Interest in Rig and Related
     Equipment..............................................        --          --      (3,237)
  Proceeds from Sale of Property and Equipment..............     1,836       5,627       6,856
  Insurance Proceeds from Loss of Rig and Related
     Equipment..............................................        --          --         292
  Collection of Notes Receivable............................        --       3,696         977
                                                              --------   ---------   ---------
          Net Cash Used In Investing Activities.............   (68,046)   (137,181)   (139,616)
FINANCING ACTIVITIES:
  Proceeds from Borrowings..................................        --      60,375     150,000
  Payments on Borrowings....................................        --     (12,184)         --
  Proceeds from Exercise of Stock Options...................       211       2,260       2,129
  Debt Issue Costs..........................................       (32)       (923)     (5,309)
  Acquisition of Treasury Stock.............................        --          --        (661)
  Payments for Redemption of Preferred Stock................        --          --        (850)
  Preferred Stock Dividends.................................        --          --         (31)
                                                              --------   ---------   ---------
          Net Cash Provided By Financing Activities.........       179      49,528     145,278
                                                              --------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     8,154     (11,059)     12,776
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    28,122      39,181      26,405
                                                              --------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 36,276   $  28,122   $  39,181
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements.

                            CLIFFS DRILLING COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                NOTES
                                                                                              RECEIVABLE
                                                   COMMON STOCK                                  FROM
                                                -------------------              RETAINED    OFFICERS FOR
                                                               PAR    PAID-IN    EARNINGS     RESTRICTED    RESTRICTED   TREASURY
                                                  SHARES      VALUE   CAPITAL    (DEFICIT)      STOCK         STOCK       STOCK
                                                -----------   -----   --------   ---------   ------------   ----------   --------
                                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1995
  (PRE-ACQUISITION)...........................    8,226,134   $  45   $ 99,186   $(20,108)      $(232)       $   (32)    $(4,844)
  Net Income..................................           --      --         --     14,422          --             --          --
  Preferred Stock Conversion..................    4,227,114      21     27,879         --          --             --          --
  Preferred Stock Dividends Declared..........           --      --         --        (31)         --             --          --
  Common Stock Issued in Connection with
    Offshore Rig Acquisition..................    2,400,000      12     22,203         --          --             --          --
  Restricted Stock Issuances..................       13,500      --        220         --          --           (220)         --
  Acquisition of Treasury Stock...............      (86,000)     --         --         --          --             --        (661)
  Collection of Officers' Notes Receivable....           --      --         --         --          46             --          --
  Amortization of Restricted Stock............           --      --         --         --          --             29          --
  Exercise of Stock Options...................      316,050       2      2,127         --          --             --          --
  Tax Benefit Associated with Exercise of
    Stock Options.............................           --      --      1,603         --          --             --          --
  Employer Contributions to 401(k) Savings
    Plan......................................       36,210      --        295         --          --             --         206
                                                -----------   -----   --------   --------       -----        -------     -------
BALANCE AT DECEMBER 31, 1996
  (PRE-ACQUISITION)...........................   15,133,008      80    153,513     (5,717)       (186)          (223)     (5,299)
                                                ===========   =====   ========   ========       =====        =======     =======
  Net Income..................................           --      --         --     46,659          --             --          --
  Stock Split.................................           --      76        (76)        --          --             --          --
  Common Stock Issued in Connection with
    Offshore Rig Acquisition..................      437,939       4     20,496         --          --             --          --
  Restricted Stock Issuances..................       90,600       1      3,165         --          --         (3,166)         --
  Restricted Stock Cancellations..............      (17,800)     --       (492)        --          --            492          --
  Collection of Officers' Notes Receivable....           --      --         --         --         186             --          --
  Amortization of Restricted Stock............           --      --         --         --          --            430          --
  Exercise of Stock Options...................      243,900       2      2,258         --          --             --          --
  Tax Benefit Associated with Exercise of
    Stock Options.............................           --      --      2,930         --          --             --          --
  Employer Contributions to 401(k) Savings
    Plan......................................       19,233      --        626         --          --             --         170
                                                -----------   -----   --------   --------       -----        -------     -------
BALANCE AT DECEMBER 31, 1997
  (PRE-ACQUISITION)...........................   15,906,880     163    182,420     40,942          --         (2,467)     (5,129)
                                                ===========   =====   ========   ========       =====        =======     =======
  Net Income..................................           --      --         --     51,089          --             --          --
  Deferred Stock Issuances....................        4,200      --        172         --          --             --          --
  Restricted Stock Cancellations..............      (30,193)     --       (809)        --          --            255          --
  Amortization of Restricted Stock............           --      --         --         --          --          2,212          --
  Exercise of Stock Options...................       26,550      --        210         --          --             --          --
  Tax Benefit Associated with Exercise of
    Stock Options.............................           --      --        214         --          --             --          --
  Employer Contributions to 401(k) Savings
    Plan......................................       39,437      --        611         --          --             --         478
  Common Stock Issued in Connection with
    Merger....................................        1,000      --         --         --          --             --          --
  Merger Adjustments..........................  (15,946,874)   (163)   222,251    (92,611)         --             --       4,651
                                                -----------   -----   --------   --------       -----        -------     -------
BALANCE AT DECEMBER 31, 1998
  (POST-ACQUISITION)..........................        1,000   $  --   $405,069   $   (580)      $  --        $    --     $    --
                                                ===========   =====   ========   ========       =====        =======     =======

          See accompanying notes to consolidated financial statements.

     The merger of RBF Cliffs Acquisition Corp., a wholly-owned subsidiary of R&B Falcon Corporation, with and into Cliffs Drilling Company was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of Cliffs Drilling Company, which affects the comparability of the post-acquisition and pre-acquisition financial position. See Note 2.

                            CLIFFS DRILLING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Corporate Structure and Principles of Consolidation

     Effective December 1, 1998, a change in control of the Company occurred. The Company is now a wholly-owned subsidiary of R&B Falcon Corporation ("R&B Falcon"). See Note 2.

     The accompanying consolidated financial statements include the activities and accounts of Cliffs Drilling Company (the "Company"), all wholly-owned subsidiaries of the Company and the Company's international activities which are organized as foreign branches. All significant intercompany transactions and balances are eliminated in consolidation.

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

  Drilling Contracts in Progress

     The Company recognizes revenues and expenses related to its turnkey drilling contracts when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in-progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is

                            CLIFFS DRILLING COMPANY
realized. The amount of drilling contracts in progress is dependent on the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are anticipated.

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

  Rig Mobilization and Demobilization Costs

     The Company defers costs of moving a drilling unit or MOPU under contract to a new area of operation. The deferred mobilization costs are amortized on a straight-line basis over the term of the applicable drilling contract. Unamortized mobilization costs were $0 and $2,770,000 at December 31, 1998 and 1997, respectively.

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

     Prior to November 30, 1998, depreciation of property and equipment was provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets as follows:

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

     Prior to November 30, 1998, no depreciation expense was recorded during periods of construction or refurbishment. To provide for any deterioration that may occur while the rigs are not operating for an extended period of time, a minimum depreciation charge is provided at a reduced rate of 25% of the normal depreciation rate.

                            CLIFFS DRILLING COMPANY

     Effective December 1, 1998, depreciation of property and equipment is provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets as follows:

Rigs and Related Equipment:
  Jack-Up Drilling Rigs.....................................        17 Years
  Platform Drilling Rigs....................................   17 - 26 Years
  Land Drilling Rigs........................................        15 Years
  MOPUs.....................................................    8 - 17 Years
  Drill Pipe................................................         3 Years

     Effective December 1, 1998, depreciation expense is recorded during construction, refurbishment and stacked periods.

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

  Goodwill

     Goodwill was created in the Merger which was effective on December 1, 1998. The purchase price adjustments have been "pushed down" to the consolidated financial statements of the Company. The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). Accumulated amortization as of December 31, 1998 was $150,000.

  Impairment of Long-Lived Assets

     The carrying value of long-lived assets, principally goodwill and property and equipment, is reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of the related asset.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income taxes are provided on items recognized in different periods for financial and tax reporting purposes. Taxable income (loss) of the Company for taxable periods ended prior to December 1, 1998 will be included in the consolidated U.S. federal income tax return of the Company. Thereafter, the taxable income
(loss) of the Company will be included in the consolidated U.S. federal income tax return of R&B Falcon. See Note 6 of Notes to Consolidated Financial Statements.

                            CLIFFS DRILLING COMPANY

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

  Comprehensive Income

     During the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components in a full set of financial statements. To the extent the Company has comprehensive income, it would present these items in a statement of changes in shareholders' equity. However, the Company had no items of comprehensive income during the years ended December 31, 1998 and 1997 and therefore, comprehensive income is equal to net income for each period.

                            CLIFFS DRILLING COMPANY

  Segment Reporting

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position, but did affect the disclosure of segment information. See Notes 13 and 14.

  Change in Presentation

     Certain financial statement items have been reclassified in prior years to conform with the current year presentation.

2. BUSINESS COMBINATION

     Effective December 1, 1998, a change in control of the Company occurred as a result of the merger of RBF Cliffs Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of R&B Falcon, with and into the Company (the "Merger"). The Merger was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998 (the "Merger Agreement") among R&B Falcon, Merger Sub and the Company, which was approved by the stockholders of the Company at a special meeting held November 20, 1998. The Company is now a wholly-owned subsidiary of R&B Falcon.

     The purchase price consisted of the following:

                                                               (IN THOUSANDS)
                                                                (UNAUDITED)
R&B Falcon common stock issued to Company shareholders......      $385,296
Value given to outstanding Company stock options............         6,215
Direct transaction costs....................................        13,558
                                                                  --------
          Total Purchase Price..............................      $405,069
                                                                  ========

     The value of the common stock issued to Company shareholders was calculated based on the average of the closing prices of R&B Falcon common stock from August 4, 1998 through August 17, 1998. The combination was announced on August 10, 1998.

     In connection with the Merger, the Company recorded merger costs of $1,512,000 associated with waiver and release payments, in addition to incremental restricted stock amortization of $1,806,000 related to the accelerated vesting of restricted stock. These costs are reported as "General and Administrative Expense" in the Company's Consolidated Statements of Operations during 1998.

     The Merger was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company based on their estimated fair values. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The purchase price allocation to the Company consisted of an increase to property and equipment of $97,537,000 and an increase in the deferred tax liability of $34,138,000, which reflects the increase in the difference in the basis for tax and financial reporting purposes of property and equipment. The excess of the purchase price over the estimated fair value of net assets acquired was $70,729,000 and has been accounted for as goodwill.

     The accompanying Consolidated Statements of Operations include the effects of the Merger from December 1, 1998 to December 31, 1998. Unaudited pro forma consolidated operating results of the

                            CLIFFS DRILLING COMPANY

Company for the year ended December 31, 1998, assuming the Merger was effective as of January 1, 1998, are summarized as follows:

                                                               (IN THOUSANDS)
Revenues....................................................      $335,824
Operating Income............................................        90,979
Net Income..................................................        46,633

     The pro forma information for the year ended December 31, 1998 includes adjustments for additional depreciation of $5,122,000 based on the fair market values of the drilling rigs and other property and equipment, goodwill amortization of $1,649,000 and a reduction in income taxes of $2,315,000. The pro forma information is not necessarily indicative of the results of operations had the Merger occurred on the assumed dates or the results of operations for any future period.

3. NOTES AND OTHER RECEIVABLES, LONG-TERM

     Effective January 1, 1993, the Company sold its 4 inland posted barge drilling rigs and rights to certain oil and gas production payment proceeds generated from a proceeds-of-production drilling program for an aggregate sales price of $13,500,000, consisting of $5,000,000 in cash and $8,500,000 in notes. The first note had a face amount of $1,000,000 and was repaid in March, 1995. The second note had a face amount of $7,500,000, with interest calculated at the base rate on corporate loans as quoted by the Wall Street Journal plus one and one-half percent (1 1/2%). Principal and interest on the $7,500,000 note was payable on a monthly basis solely from the proceeds of the oil and gas production payment on which the note was based. The note was scheduled to mature on January 1, 1998; however, it was repaid in May, 1997 in connection with the Company's disposition of the various oil and gas related interests underlying the long-term note receivable. In 1997, the Company recorded a net gain of $2,718,000 related to the disposition of the oil and gas related interests.

4. PROPERTY AND EQUIPMENT

     On December 29, 1997, the Company completed the acquisition of 2 offshore platform drilling rigs, one self propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad previously operated by Well Services. The purchase price totaled $44,000,000, consisting of cash of $23,500,000 and the issuance by the Company of 437,939 shares of Common Stock.

     Effective October 1, 1997, the Company exercised an option to purchase a platform drilling rig for $4,250,000.

     On August 1, 1997, the Company acquired an additional 49% interest in the WINDJV. The purchase price was $8,371,000 consisting of $6,000,000 of cash and $2,371,000 of debt assumed, net of various working capital amounts acquired. On December 29, 1997, the Company acquired the remaining 1% interest in the WINDJV from Well Services.

     On January 24, 1997, the Company completed the acquisition of the stock of a subsidiary of Andrade Gutierrez Perfuracao Ltda., which owned the jack-up drilling rig ATENA, four 1,500 HP land drilling rigs, miscellaneous drilling equipment and a contract to operate a platform rig in Brazil. The purchase price was $28,500,000 in cash.

     On September 30, 1996, the Company acquired a land rig from Quarles Drilling Corp. for $2,850,000.

     On June 19, 1996, Cliffs Drilling No. 11 completed its two-year bareboat charter as a workover rig in the U.S. Gulf of Mexico and the charterer exercised its option to purchase the unit for $5,392,000, resulting in a gain of $2,684,000.

     On May 23, 1996, the Company completed the acquisition of 9 jack-up drilling rigs and a 50% interest in the WINDJV, which owned an additional jack-up drilling rig, and their related assets (collectively referred to as the "Southwestern Rigs") operated by Southwestern Offshore Corporation ("Southwestern"). The purchase price of the Southwestern Rigs was (a) $103,800,000 in cash (after reductions of $6,200,000 for

                            CLIFFS DRILLING COMPANY
required refurbishments of certain Southwestern Rigs not made prior to closing) plus (b) issuance of 1,200,000 shares (pre-split basis) of the Company's Common Stock, and (c) assumption of certain contractual liabilities, including the Company's guarantee of $4,250,000 in indebtedness of the WINDJV to Citibank N.A. related to the refurbishment of the jack-up drilling rig owned by it (together with accrued but unpaid interest thereon and costs of collection).

     On May 10, 1996, the Company acquired the jack-up drilling rig OCEAN MAGALLANES from Diamond Offshore Southern Company for $4,500,000. The Company renamed this unit Cliffs Drilling 155.

     Interest capitalization associated with rig refurbishments during the years ended December 31, 1998, 1997 and 1996 was $501,000, $629,000 and $730,000,
respectively.

5. NOTES PAYABLE

     Long-term debt at December 31, 1998 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $200,000,000 and debt premium, net of amortization, of $2,935,000. In addition to the $150,000,000 of Senior Notes sold during 1996, the Company sold $50,000,000 of Senior Notes on August 7, 1997 at a premium of $3,875,000. Considering the premium, the effective interest rate on the $50,000,000 Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     Upon consummation of the Merger, the Company offered to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the change of control payment date, as required by the indenture governing the Senior Notes (the "Change of Control Offer"). On January 28, 1999, the Company purchased all of the $328,000 principal amount of Senior Notes tendered pursuant to the Change of Control Offer.

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

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"), and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company. R&B Falcon is not a guarantor of the Senior Notes.

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

                                                               AT DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------   --------
                                                                (IN THOUSANDS)
Current Assets..............................................  $ 7,133   $ 31,872
Non-Current Assets..........................................   68,766    214,462
                                                              -------   --------
          Total Assets......................................  $75,899   $246,334
                                                              =======   ========
Current Liabilities.........................................  $ 3,794   $ 21,417
Non-Current Liabilities.....................................   63,089    189,004
Equity......................................................    9,016     35,913
                                                              -------   --------
          Total Liabilities and Equity......................  $75,899   $246,334
                                                              =======   ========

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Revenues....................................................  $24,650   $96,166   $51,081
Operating Income............................................  $ 5,969   $41,400   $14,224
Net Income..................................................  $ 3,593   $19,650   $ 5,264

     Effective May 31, 1998, three Subsidiary Guarantors were merged into the Company.

     The Senior Notes had a fair value of approximately $205,000,000 at December 31, 1998, or a 2 1/2% premium to carrying value, based upon the quoted market price of the debt.

     The Company currently maintains a $35,000,000 revolving line of credit ("Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING"). The Revolving Credit Facility is subject to certain borrowing base limitations. All advances to the Company from the Revolving Credit Facility bear interest at the greater of the prevailing Federal Funds Rate plus one-half percent ( 1/2%) or a referenced average prime rate; or at the adjusted LlBOR rate plus a margin ranging from one percent (1%) to one and five-eighths percent (1 5/8%) per annum, based on certain financial ratios. The Company is also obligated to pay ING (i) a commitment fee ranging from three-eighths percent ( 3/8%) to one-half percent ( 1/2%) per annum, based on certain financial ratios, on the average daily unadvanced portion of the commitments and (ii) a letter of credit fee ranging from one percent (1%) to one and five-eighths percent (1 5/8%) per annum, based on certain financial ratios, on the average daily undrawn and unexpired amount of each letter of credit during the period that sum remains outstanding. The Revolving Credit Facility matures on May 31, 2000.

     The Revolving Credit Facility is secured by accounts receivable, certain rig inventory and equipment, and the stock of certain subsidiaries of the Company. Under the Third Restated Credit Agreement with ING, the Company is required to comply with various covenants including, but not limited to, the maintenance of various financial ratios, and is restricted from declaring, making or paying any dividends on the Common Stock. Availability and borrowings under the Revolving Credit Facility are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Line of credit available....................................  $34,583   $32,583
Short-term borrowings outstanding...........................       --        --
Letters of credit outstanding...............................      417     2,417

                            CLIFFS DRILLING COMPANY

     Interest payments on all indebtedness amounted to $20,689,000, $17,035,000 and $7,527,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6. INCOME TAXES

     The Company provided for $26,545,000 and $25,124,000 of income taxes for the years ended December 31, 1998 and 1997, respectively. This represents an effective tax rate of 34% and 35% for the years 1998 and 1997, respectively. Current taxes consist of Federal income taxes and taxes paid in foreign jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depreciation................................  $55,741   $11,886
  Certain prepaid expenses..................................      787       620
  Mobilization..............................................       --       970
  Foreign income taxes......................................    1,026     1,399
                                                              -------   -------
          Total deferred tax liabilities....................   57,554    14,875
Deferred tax assets:
  Accounts receivable reserves..............................      165       123
  Deferred compensation.....................................      624        --
  Foreign tax credits.......................................      643        --
  Restricted stock..........................................       --        76
  Other, net................................................    1,028       341
                                                              -------   -------
          Total deferred tax assets.........................    2,460       540
                                                              -------   -------
          Net deferred tax liabilities......................  $55,094   $14,335
                                                              =======   =======

     The Merger was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company based on their estimated fair values. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The purchase price allocation to the Company consisted of an increase to property and equipment of $97,537,000 and a resulting increase in the deferred tax liability of $34,138,000, which reflects the increase in the difference in the basis for tax and financial reporting purposes of property and equipment.

     Tax benefits of $214,000 and $2,930,000 associated with the exercise of non-qualified stock options during the years ended December 31, 1998 and 1997, respectively, were reflected as a component of shareholders' equity prior to the Merger.

     For financial reporting purposes, income before income taxes includes the following components:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Income before income taxes:
  United States.............................................  $14,099     $15,778     $   992
  Foreign...................................................   63,535      56,005      20,426
                                                              -------     -------     -------
          Total.............................................  $77,634     $71,783     $21,418
                                                              =======     =======     =======

                            CLIFFS DRILLING COMPANY

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................  $12,109     $10,907     $  144
  Foreign...................................................    7,815       4,910      1,668
                                                              -------     -------     ------
          Total Current.....................................   19,924      15,817      1,812
Deferred:
  Federal...................................................    6,994       7,908      5,184
  Foreign...................................................     (373)      1,399         --
                                                              -------     -------     ------
          Total Deferred....................................    6,621       9,307      5,184
                                                              -------     -------     ------
                                                              $26,545     $25,124     $6,996
                                                              =======     =======     ======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Tax at U.S. statutory rates.................................  $27,172     $25,124     $ 7,496
Foreign tax provision.......................................    7,442       6,308       1,668
Foreign tax credits available...............................   (7,442)     (4,909)     (1,361)
Merger costs deductible for tax purposes....................   (1,173)         --          --
Other non-deductible items..................................      228         176         101
Alternative minimum tax provision...........................       --          --         144
Alternative minimum credits available.......................       --          --        (144)
Change in valuation allowance...............................       --      (1,589)       (720)
Other, net..................................................      318          14        (188)
                                                              -------     -------     -------
          Income tax expense................................  $26,545     $25,124     $ 6,996
                                                              =======     =======     =======

     Income tax payments amounted to $18,688,000, $11,508,000 and $1,854,000 for the years ended December 31, 1998, 1997 and 1996.

7. PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information gives effect to the acquisition of the Southwestern Rigs using the purchase method of accounting given the related assumptions and adjustments, the offering of $150,000,000 of Senior Notes and the issuance of 1,200,000 shares (pre-split basis) of the Company's Common Stock valued at an average price of $18.51 per share (pre-split basis) in connection with the acquisition of the Southwestern Rigs.

     The pro forma financial information is based upon the historical consolidated financial statements of the Company and Southwestern for the year ended December 31, 1996. The historical financial statements of Southwestern include the operating results of the Southwestern Rigs during the periods indicated to the date of acquisition, May 23, 1996. However, the financial statements of Southwestern exclude depreciation expense related to the Southwestern Rigs because Southwestern managed, rather than owned, the rigs. The historical results of Southwestern include the results of operations of the rigs that were available for service during the indicated periods.

     The pro forma financial information was prepared assuming that the transactions described above were consummated as of January 1, 1996. The pro forma financial information has been prepared based upon assumptions deemed appropriate by the Company and may not be indicative of actual results. The historical results of Southwestern's operations are included with the Company's results beginning May 23,

                            CLIFFS DRILLING COMPANY

1996. The unaudited Pro Forma Consolidating Statement of Operations for the year ended December 31, 1996 is included in the Company's Form 8-K dated September 19, 1997. The pro forma financial information for the year ended December 31, 1996 was as follows:

                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                              SHARE AMOUNTS)
                                                               (UNAUDITED)
Revenues....................................................     $147,672
Net Income (Loss)...........................................     $ 10,273
Net Income Per Common Share:
  Basic.....................................................     $   0.70
  Diluted...................................................     $   0.68

8. DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution plan ("401(k) Plan"). Under the 401(k) Plan, an employee who has reached age 18 and completed 90 days of service is eligible to participate in the plan through contributions that range in one percent multiples up to 16% of salary, with a 1998 dollar maximum of $10,000. Through November 30, 1998, the Company contributed (or "matched") on behalf of each participant shares of Common Stock equal to 100% of the portion of each participant's contribution which does not exceed 6% of the participant's annual salary. Effective December 1, 1998, employer contributions were made in cash. Employer contributions for certain highly compensated employees may be further limited through the operation of the non-discrimination requirements found in Sections 401(k) and 401(m) of the Internal Revenue Code.

     Employee contributions can be invested in any or all of 6 investment options in multiples of 5%. Employee contributions are 100% vested and non-forfeitable. Employer contributions are subject to a graded vesting schedule, with participants becoming fully vested upon completion of five years employment service with the Company. Distributions from the 401(k) Plan are made upon retirement, death, disability or separation of service. Participants may borrow up to one-half ( 1/2) of their vested interest in the plan, limited to a maximum of $50,000. Contributions to the 401(k) Plan and earnings on contributions are not included in a participant's gross income until distributed to the participant. Contributions to the 401(k) Plan by the Company were $1,160,000, $737,000 and $499,000 for the years 1998, 1997 and 1996, respectively.

9. CAPITAL STOCK

     The Company's Revolving Credit Facility and the indenture governing the Senior Notes of the Company restrict payment of dividends on the Common Stock. Specifically, the indenture restricts the payment of dividends based on (i) availability of funds under a formula based on previously unapplied cumulative net income since April 1, 1996 plus certain stock sale proceeds raised after May 15, 1996 plus $10,000,000 and (ii) satisfaction of the then applicable minimum interest coverage ratio for debt incurrence. Cumulative net income for purposes of the test excludes gains or losses on asset sales and certain other non-recurring charges or credits as specified in the indenture. No dividends have been paid on the Common Stock.

     The Company had a 1988 Incentive Equity Plan under which stock options, stock appreciation rights, restricted stock and deferred stock awards for up to 650,000 shares (pre-split basis) of the Company's Common Stock were available for award to officers, directors and key employees. During 1998, shareholders approved the 1998 Incentive Equity Plan, thereby authorizing the Company to make stock awards for up to 1,000,000 shares of the Company's Common Stock. The Company's incentive equity plans were designed to attract and reward key executive personnel.

                            CLIFFS DRILLING COMPANY

  Stock Options

     Stock options granted pursuant to the 1988 and 1998 Incentive Equity Plans expire not more than ten years from the date of grant and typically vest over three years, with 50% vesting after one year and 25% vesting in each of the succeeding two years. All of the options granted by the Company were granted at an option price equal to the fair market value of the Common Stock at the date of grant. All outstanding stock options vested on August 21, 1998, the date the Company signed the Merger Agreement, pursuant to change of control provisions in the related incentive equity plans.

     Changes in the number of outstanding options on the Company's Common Stock through December 31, 1998 are summarized as follows:

                                                                                WEIGHTED
                                                               NUMBER OF        AVERAGE
                                                              SHARES UNDER   EXERCISE PRICE
                                                                 OPTION       (PER SHARE)
                                                              ------------   --------------
Outstanding Options at December 31, 1995....................     520,000         $ 6.68
  Granted...................................................     368,000         $13.82
  Exercised.................................................    (316,050)        $ 6.74
  Canceled..................................................        (500)        $ 6.44
                                                                --------
Outstanding Options at December 31, 1996....................     571,450         $11.24
                                                                ========
  Granted...................................................      86,500         $33.39
  Exercised.................................................    (243,900)        $ 9.27
  Canceled..................................................     (80,000)        $14.00
                                                                --------
Outstanding Options at December 31, 1997....................     334,050         $17.76
                                                                ========
  Granted...................................................     312,000         $50.50
  Exercised.................................................     (26,550)        $ 7.90
  Canceled..................................................        (500)        $14.00
  Converted into R&B Falcon options.........................    (619,000)        $34.69
                                                                --------
Outstanding Options at December 31, 1998....................          --             --
                                                                ========
Exercisable, December 31,
  1996......................................................     199,700         $ 6.60
  1997......................................................     103,550         $10.27
  1998......................................................          --             --

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and was determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1997            1996
                                                                  ----            ----
Weighted average risk-free interest rate....................       6.5%            6.3%
Dividend yield..............................................       0.0%            0.0%
Weighted average stock price volatility factor..............      60.1%           41.7%
Expected life of the options (years)........................         4               4

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair

                            CLIFFS DRILLING COMPANY
value of its employee stock options. The calculated weighted average fair values of options granted during 1997 and 1996 were $17.41 and $5.67, respectively.

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

  Restricted Stock

     The Company's Board of Directors awarded restricted stock to the Company's officers and key employees from time to time. Awards totaling 90,600 shares and one award of 5,000 shares (pre-split) were made during 1997 and 1996, respectively. Restrictions on awards lapsed with respect to either 33 1/3% of the entire award after one year and after each of the succeeding two years or 25% of the entire award after one year and after each of the succeeding three years. The 1996 award of 5,000 shares (pre-split) was forfeited during 1997. All restricted stock vested on August 21, 1998, the date the Company signed the Merger Agreement, pursuant to change of control provisions in the incentive equity plans. Expense related to amortization of restricted stock was $2,212,000, $430,000 and $29,000 for the years 1998, 1997 and 1996, respectively. Prior to August 21, 1998, deferred compensation expense relative to non-vested shares of restricted stock, measured by the market value of the stock on the date of grant, was amortized on a straight-line basis over the restriction period. The unamortized deferred compensation expense, which was deducted from equity in the Consolidated Balance Sheets at December 31, 1997 was $2,467,000.

     Effective December 31, 1992, the Company's Board of Directors approved the sale of 35,000 shares of restricted Common Stock to certain key executives. The price paid for the restricted stock was $6.63 per share. The Company extended full recourse, interest-bearing loans to the key executives in the aggregate amount of $232,000. Interest was calculated at seven and one-half percent
(7 1/2%) per annum payable quarterly and accrued on the last day of March, June, September and December until the notes were due on December 31, 1997. All such loans were paid by December 31, 1997. In connection with the restricted stock sale, the Company executed deferred stock agreements with the executives which provided for a share match in the event certain performance criteria were achieved over the five-year period ending December 31, 1997. The performance measures were attained by the Company, resulting in an award of 14,400 additional shares of Common Stock on February 18, 1998. Compensation expense of $590,000 related to the deferred stock awards was accrued during 1997 when it became probable that the Company performance criteria would be met. No such compensation expense was accrued during the year ended December 31, 1996.

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

                            CLIFFS DRILLING COMPANY

11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998    1997      1996
                                                              ----   -------   -------
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Numerator:
  Net Income................................................  N/A    $46,659   $14,422
  Preferred Stock Dividends.................................  N/A         --       (31)
                                                              ---    -------   -------
  Numerator for Basic Earnings Per Share --
     Income Available to Common Shareholders................  N/A     46,659    14,391
  Effect of Dilutive Securities:
     Preferred Stock Dividends..............................  N/A         --        31
                                                              ---    -------   -------
  Numerator for Diluted Earnings Per Share -- Income
     Available to Common Shareholders After Assumed
     Conversions............................................  N/A    $46,659   $14,422
Denominator:
  Denominator for Basic Earnings Per Share -- Weighted
     Average Shares.........................................  N/A     15,237    13,736
  Effect of Dilutive Securities:
     Stock Options..........................................  N/A        196       147
     Restricted Stock.......................................  N/A         56         6
     Contingent Deferred Stock..............................  N/A          4        --
     Convertible Exchangeable Preferred Stock...............  N/A         --       194
                                                              ---    -------   -------
  Dilutive Potential Common Shares..........................  N/A        256       347
  Denominator for Diluted Earnings Per Share -- Adjusted
     Weighted Average Shares and Assumed Conversions........  N/A     15,493    14,083
Net Income Per Common Share:
  Basic.....................................................  N/A    $  3.06   $  1.05
                                                              ===    =======   =======
  Diluted...................................................  N/A    $  3.01   $  1.02
                                                              ===    =======   =======

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases its headquarters office, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $1,956,000, $1,534,000 and $856,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 1998 for the following five years are $1,446,000, $952,000, $261,000, $58,000 and $1,000, respectively.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

13. BUSINESS SEGMENTS

  Description of reportable segments

     Daywork Drilling -- domestic and foreign drilling of oil and gas wells on a dayrate basis for major and independent oil and gas companies on land, inland waters and offshore.

                            CLIFFS DRILLING COMPANY

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

  Measurement of segment profit or loss and segment assets

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at prices comparable to unaffiliated customer sales.

  Factors management used to identify the Company's reportable segments

     The Company's reportable segments are business units that offer different services. The reportable segments are each managed separately because they offer distinct services, including drilling, engineering services and production.

                                                                                                       DEPRECIATION,
                                                                 OPERATING              EXPENDITURES     DEPLETION
                                                                  INCOME     SEGMENT     FOR LONG-          AND
                                                      REVENUES    (LOSS)      ASSETS    LIVED ASSETS   AMORTIZATION
                                                      --------   ---------   --------   ------------   -------------
                                                                              (IN THOUSANDS)
December 31, 1998
  Daywork Drilling..................................   $222,055  $ 71,823    $567,456     $ 65,499       $ 23,575
  Engineering Services..............................    133,366    35,919      46,101          602             45
  MOPU Operations...................................      8,676     3,331      32,360          716          4,091
  Oil and Gas.......................................        272      (215)        760           56            337
  Corporate Office..................................         --   (13,108)     70,579        3,009            653
  Eliminations......................................    (28,545)       --          --           --             --
                                                       --------  --------    --------     --------       --------
    Consolidated....................................   $335,824  $ 97,750    $717,256     $ 69,882       $ 28,701
                                                       ========  ========    ========     ========       ========
December 31, 1997
  Daywork Drilling..................................   $173,602  $ 71,623    $422,587     $168,822       $ 15,750
  Engineering Services..............................     91,723    20,446      40,685           --             27
  MOPU Operations...................................      8,663     3,582      34,866        6,976          4,065
  Oil and Gas.......................................        410      (330)      2,013          456            311
  Corporate Office..................................         --    (9,021)         --           --            290
  Eliminations......................................    (10,766)       --          --           --             --
                                                       --------  --------    --------     --------       --------
    Consolidated....................................   $263,632  $ 86,300    $500,151     $176,254       $ 20,443
                                                       ========  ========    ========     ========       ========
December 31, 1996
  Daywork Drilling..................................   $ 77,882  $ 23,048    $257,555     $158,650       $  9,021
  Engineering Services..............................     60,517     8,036      42,521           --             32
  MOPU Operations...................................      4,329     2,872      35,661        7,719            793
  Oil and Gas.......................................      1,156    (3,108)      3,809          350            654
  Corporate Office..................................         --    (6,411)         --           --            111
  Eliminations......................................    (10,775)       --          --           --           (223)
                                                       --------  --------    --------     --------       --------
    Consolidated....................................   $133,109  $ 24,437    $339,546     $166,719       $ 10,388
                                                       ========  ========    ========     ========       ========

     Intersegment sales between the Daywork Drilling and Engineering Services business segments were $28,545,000, $10,766,000 and $10,775,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Segment assets include assets directly identified with those operations. Purchase price adjustments of $97,537,000 related to the Merger were "pushed down" and recorded in "Rigs and Related Equipment" in the Consolidated Balance Sheets as of December 31, 1998. Expenditures for long-lived assets for the year

                            CLIFFS DRILLING COMPANY
ending December 31, 1997 include $20,500,000 of non-cash investing activity related to 437,939 shares of Common Stock issued in connection with the acquisition of the assets used in the offshore contract drilling business in Trinidad of Well Services and $9,250,000 of non-cash investing activity related to the acquisition of substantially all of the remaining 50% interest of the WINDJV. Expenditures for long-lived assets for the year ending December 31, 1996 include $22,215,000 of non-cash investing activity related to 1,200,000 shares (pre-split basis) of Common Stock issued in connection with the acquisition of the Southwestern Rigs.

     The Company derived a significant amount of its revenues from a few customers in each of the three years in the period ended December 31, 1998. The following table summarizes information with respect to these major customers.

                                                                                       % OF
                                                                                   CONSOLIDATED
              CUSTOMER                            REPORTING SEGMENT                  REVENUES
              --------                            -----------------                ------------
December 31, 1998
  PDVSA Exploration and Production
     (and its predecessors).........  Daywork Drilling and Engineering Services        33%
December 31, 1997
  PDVSA Exploration and Production
     (and its predecessors).........  Daywork Drilling and Engineering Services        31%
December 31, 1996
  PDVSA Exploration and Production
     (and its predecessors).........  Daywork Drilling and Engineering Services        31%

                            CLIFFS DRILLING COMPANY

14. GEOGRAPHIC INFORMATION

     The following table sets forth financial information with respect to the Company and its subsidiaries on a consolidated basis by geographical area.

                                                                             LONG-LIVED
                                                              REVENUES(a)    ASSETS(b)
                                                              -----------    ----------
                                                                   (IN THOUSANDS)
December 31, 1998 (Post-Acquisition)
  United States.............................................   $111,902       $237,727
  Venezuela.................................................    160,155        111,419
  Qatar.....................................................     28,156         57,570
  Trinidad..................................................     23,792         66,306
  Other.....................................................     11,819         32,819
                                                               --------       --------
          Total.............................................   $335,824       $505,841
                                                               ========       ========
December 31, 1997 (Pre-Acquisition)
  United States.............................................   $ 97,199       $145,859
  Venezuela.................................................    124,242         94,074
  Qatar.....................................................     26,448         50,626
  Trinidad..................................................      4,782         59,561
  Other.....................................................     10,961         19,107
                                                               --------       --------
          Total.............................................   $263,632       $369,227
                                                               ========       ========
December 31, 1996 (Pre-Acquisition)
  United States.............................................   $ 59,961       $139,500
  Venezuela.................................................     56,242         30,761
  Qatar.....................................................      5,767         16,863
  Trinidad..................................................        909             --
  Other.....................................................     10,230         29,350
                                                               --------       --------
          Total.............................................   $133,109       $216,474
                                                               ========       ========

-------------------------

(a) Revenues are attributed to countries based on the location of the drilling operations.

(b) The Merger was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of the Company, which affects the comparability of the post-acquisition and pre-acquisition long-lived assets. See Note 2.

     CLIFFS DRILLING COMPANY

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for the years ended December 31, 1998 and 1997 are summarized as follows:

                                                                  (UNAUDITED)
                                                             FOR THE QUARTER ENDED
                                              ---------------------------------------------------
                                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                              ---------   --------   -------------   ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998:
Revenues....................................   $97,776    $77,248       $94,506        $66,294(a)
Operating Income............................    28,033     26,100        28,107         15,510(a)
Net Income..................................    14,972     13,846        14,577          7,694(a)
Net Income per Common Share:
  Basic.....................................   $  0.95    $  0.87       $  0.92            N/A(b)
  Diluted...................................   $  0.93    $  0.86       $  0.91            N/A(b)
1997:
Revenues....................................   $60,876    $60,470       $68,120        $74,166
Operating Income............................    14,576     22,367        23,880         25,477
Net Income..................................     6,958     13,628        12,291         13,782(c)
Net Income per Common Share:
  Basic.....................................   $  0.46    $  0.90       $  0.80        $  0.90(c)(d)
  Diluted...................................   $  0.45    $  0.89       $  0.79        $  0.88(c)(d)

--------------------

(a) Reduced dayrates and utilization affected operating results during the fourth quarter of 1998.

(b) As a result of the Merger, each outstanding share of Common Stock of the Company was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares on December 1, 1998. The Company is now a wholly-owned subsidiary of R&B Falcon.

(c) The second quarter of 1997 includes a net gain on disposition of assets of $2,575,000.

(d) The first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128. In addition, the first quarter of 1997 earnings per share and weighted average shares have been retroactively adjusted to reflect the Stock Split.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA.,
                            Construtora Andrade Gutierrez S.A., Andrade Gutierrez
                            Perfuracao LTDA., Driltech Inc. and the Company
                            (incorporated by reference to Exhibit 2.3 to the
                            Company's Form 10-K for the year ended December 31,
                            1996).
          2.1.1          -- Amendment No. 1 dated as of January 24, 1997 to Stock
                            Purchase Agreement dated as of December 6, 1996 by and
                            among Delavney-Gestao E Consultadoria LDA., Construtora
                            Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao
                            LTDA., Driltech Inc. and the Company (incorporated by
                            reference to Exhibit 2.3.1 to the Company's Form 10-K for
                            the year ended December 31, 1996).
          2.1.2          -- Amendment No. 2 dated as of April 24, 1997 to Stock
                            Purchase Agreement dated as of December 6, 1996 by and
                            among Delavney-Gestao E Consultadoria LDA., Construtora
                            Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao
                            LTDA., Driltech Inc. and the Company (incorporated by
                            reference to Exhibit 2.3.2 to the Company's Form 10-Q for
                            the quarter ended March 31, 1997).
          2.2            -- Asset Purchase Agreement dated as of December 29, 1997 by and among Cliffs Drilling Trinidad Offshore Limited, Well
                            Services (Marine) Ltd., Charles A. Brash and Philip A.
                            Pollonais (incorporated by reference to Exhibit 2.4 to
                            the Company's Form 8-K dated December 29, 1997).
          2.3            -- Agreement and Plan of Merger dated as of August 21, 1998, among R&B Falcon Corporation, RBF Cliffs Acquisition
                            Corp. and Cliffs Drilling Company (incorporated by
                            reference from Exhibit 2.1 to the Company's Form 8-K
                            dated August 20, 1998).
         *3.1.1          -- Certificate of Merger merging RBF Cliffs Acquisition
                            Corp. with and into Cliffs Drilling Company effective
                            December 1, 1998, filed November 25, 1998.
         *3.1.2          -- Amended and Restated Certificate of Incorporation of
                            Cliffs Drilling Company filed February 5, 1999.
          3.2            -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed August 4,
                            1988).
          4.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (included as Exhibit 3.1.2).
          4.2            -- By-Laws of the Company (included as Exhibit 3.2).
          4.3            -- Indenture dated as of May 15, 1996 among the Company, as issuer, Cliffs Drilling Asset Acquisition Company, Cliffs
                            Drilling Merger Company, Cliffs Drilling International,
                            Inc. and Cliffs Oil and Gas Company, as subsidiary
                            guarantors, and Fleet National Bank, predecessor of State
                            Street Bank and Trust Company, as trustee, including a
                            Form of the Company's 10.25% Senior Notes due 2003
                            (incorporated by reference to Exhibit 4.3 to the
                            Company's Form 8-K dated May 23, 1996).
          4.3.1          -- First Supplemental Indenture dated as of July 11, 1996
                            among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company and DRL,
                            Inc., as subsidiary guarantors, and Fleet National Bank,
                            predecessor of State Street Bank and Trust Company, as
                            trustee (incorporated by reference to Exhibit 4.3.1 to
                            the Company's Registration Statement on Form S-4,
                            Registration No. 333-08273, filed July 17, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.3.2          -- Second Supplemental Indenture dated as of January 4, 1997 among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company, DRL,
                            Inc. and Greenbay Drilling Company Ltd., as subsidiary
                            guarantors, and Fleet National Bank, predecessor of State
                            Street Bank and Trust Company, as trustee (incorporated
                            by reference to Exhibit 4.6.2 to the Company's Form 10-K
                            for the fiscal year ended December 31, 1996).
          4.3.3          -- Third Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company, DRL,
                            Inc., Cliffs Drilling Trinidad Limited and West Indies
                            Drilling Joint Venture, as subsidiary guarantors, and
                            State Street Bank and Trust Company, successor to Fleet
                            National Bank, as trustee (incorporated by reference to
                            Exhibit 4.3.3 to the Company's Registration Statement on
                            Form S-4, Registration No. 333-36325, filed September 24,
                            1997).
          4.3.4          -- Fourth Supplemental Indenture dated as of March 2, 1998 among the Company, as issuer, Southwestern Offshore
                            Corporation (f/k/a Cliffs Drilling Asset Acquisition
                            Company), Cliffs Drilling Merger Company, Cliffs Drilling
                            International, Inc., Cliffs Oil and Gas Company, DRL,
                            Inc., Cliffs Drilling Trinidad Limited, West Indies
                            Drilling Joint Venture, Cliffs Drilling (Barbados)
                            Holdings ESRL, Cliffs Drilling (Barbados) SRL and Cliffs
                            Drilling Trinidad Offshore Limited, as subsidiary
                            guarantors, and State Street Bank and Trust Company,
                            successor to Fleet National Bank, as trustee
                            (incorporated by reference to Exhibit 4.3.4 to the
                            Company's Form 10-K for the year ended December 31,
                            1997).
          4.4            -- Rights Agreement dated effective June 17, 1997 between
                            the Company and Harris Trust and Savings Bank, which
                            includes as Exhibit B thereto the Form of Right
                            Certificate (incorporated by reference to Exhibit 4.3 to
                            the Company's Registration Statement on Form 8-A filed
                            June 6, 1997).
          4.4.1          -- Amendment No. 1 to Rights Agreement dated as of August
                            20, 1998, between Cliffs Drilling Company and Harris
                            Trust and Savings Bank (incorporated by reference from
                            Exhibit 4.3.1 to the Company's Form 8-K dated August 20,
                            1998).
          4.5            -- Indenture dated as of August 7, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs
                            Drilling Merger Company, Cliffs Drilling International,
                            Inc., Cliffs Oil and Gas Company and DRL, Inc., as
                            subsidiary guarantors, and State Street Bank and Trust
                            Company, as trustee, including a form of the Company's
                            10.25% Senior Notes due 2003 (incorporated by reference
                            to Exhibit 4.4 to the Company's Registration Statement on
                            Form S-4, Registration No. 333-36325, filed September 24,
                            1997).
          4.5.1          -- First Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore
                            Corporation, Cliffs Drilling Merger Company, Cliffs
                            Drilling International, Inc., Cliffs Oil and Gas Company,
                            DRL, Inc., Cliffs Drilling Trinidad Limited and the West
                            Indies Drilling Joint Venture, as subsidiary guarantors,
                            and State Street Bank and Trust Company, as trustee,
                            (incorporated by reference to Exhibit 4.4.1 to the
                            Company's Registration Statement on Form S-4,
                            Registration No. 333-36325, filed September 24, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.5.2          -- Second Supplemental Indenture dated as of March 2, 1998 among the Company, as issuer, Southwestern Offshore
                            Corporation, Cliffs Drilling Merger Company, Cliffs
                            Drilling International, Inc., Cliffs Oil and Gas Company,
                            DRL, Inc., Cliffs Drilling Trinidad Limited, West Indies
                            Drilling Joint Venture, Cliffs Drilling (Barbados)
                            Holdings ESRL, Cliffs Drilling (Barbados) SRL and Cliffs
                            Drilling Trinidad Offshore Limited, as subsidiary
                            guarantors, and State Street Bank and Trust Company, as
                            trustee (incorporated by reference to Exhibit 4.7.2 to
                            the Company's Form 10-K for the year ended December 31,
                            1997).
         10.1            -- Cliffs Drilling Company 1988 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.1.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.1 to the Company's Form 10-K
                            for the year ended December 31, 1993).
         10.1.2          -- Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.2 to the Company's Form 10-K
                            for the year ended December 31, 1993).
         10.1.3          -- Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling
                            Company 1988 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.7.3 to the Company's Form 10-K
                            for the year ended December 31, 1996).
         10.2            -- Cliffs Drilling Company Incentive Bonus Plan
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.3            -- Cliffs Drilling Company Retention Plan for Salaried
                            Employees (incorporated by reference to Exhibit 10.10 to
                            the Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.3.1          -- Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.1 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.3.2          -- Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling
                            Company Retention Plan for Salaried Employees
                            (incorporated by reference to Exhibit 10.9.2 to the
                            Company's Form 10-K for the year ended December 31,
                            1993).
         10.4            -- Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to
                            Exhibit 10.11 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed under the
                            Securities Act).
         10.5            -- Form of Restricted Stock Award Agreement entered into
                            between the Company and certain key executive officers
                            (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-1,
                            Registration No. 33-23508, filed under the Securities
                            Act).
         10.6            -- Exploration and Development Agreement dated as of May 25,
                            1988 among the Company, Mosbacher Offshore, Inc. and
                            Cliffs Oil and Gas Company (incorporated by reference to
                            Exhibit 10.13 to the Company's Registration Statement on
                            Form S-1, Registration No. 33-23508, filed under the
                            Securities Act).
         10.6.1          -- Letter Agreement dated February 15, 1991 extending
                            Exploration and Development Agreement (incorporated by
                            reference to Exhibit 10.13.1 to the Company's Form 10-K
                            for the year ended December 31, 1990).
         10.7            -- Third Restated Credit Agreement dated as of July 29, 1998 by and among Cliffs Drilling Company, Cliffs Oil and Gas
                            Company, Cliffs Drilling International, Inc. and ING
                            (U.S.) Capital Corporation. (incorporated by reference to
                            Exhibit 10.13.5 to the Company's Form 10-Q for the
                            quarter ended June 30, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8            -- Form of Executive Agreement dated as of July 20, 1994
                            (incorporated by reference to Exhibit 10.20 to the
                            Company's Form 10-Q for the quarter ended June 30, 1994).
         10.9            -- Stock Purchase Agreement dated as of December 6, 1996
                            (included as Exhibit 2.3).
         10.9.1          -- Amendment No. 1 dated as of January 24, 1997 to Stock
                            Purchase Agreement dated December 6, 1996 (included as
                            Exhibit 2.3.1).
         10.9.2          -- Amendment No. 2 dated as of April 24, 1997 to Stock
                            Purchase Agreement dated as of December 6, 1996 (included
                            as Exhibit 2.3.2).
         10.10           -- Indenture dated as of May 15, 1996 (included as Exhibit
                            4.3).
         10.10.1         -- First Supplemental Indenture dated as of July 11, 1996
                            (included as Exhibit 4.3.1).
         10.10.2         -- Second Supplemental Indenture dated as of January 24,
                            1997 (included as Exhibit 4.3.2).
         10.10.3         -- Third Supplemental Indenture dated as of August 29, 1997
                            (included as Exhibit 4.3.3).
         10.10.4         -- Fourth Supplemental Indenture dated as of March 2, 1998
                            (included as Exhibit 4.3.4).
         10.11           -- Joint Venture Agreement dated as of April 18, 1996
                            between Well Services (Marine) Limited and Viking
                            Trinidad Limited, as Partners, and Well Services (Marine)
                            Limited, as Operator, establishing the West Indies
                            Drilling Joint Venture (incorporated by reference to
                            Exhibit 99.1 to the Company's Form 8-K dated May 23,
                            1996).
         10.11.1         -- First Amendment dated effective as of April 1, 1996 to
                            Joint Venture Agreement between Well Services (Marine)
                            Limited and Viking Trinidad Limited, as Partners, and
                            Well Services (Marine) Limited, as Operator (incorporated
                            by reference to Exhibit 99.1.1 to the Company's Form 8-K
                            dated May 23, 1996).
         10.11.2         -- Purchase and Sale and Joint Venture Amendment Agreement
                            dated as of July 23, 1997 by and between Well Services
                            (Marine) Limited and Cliffs Drilling Trinidad Limited
                            (f/k/a Viking Trinidad Limited) (incorporated by
                            reference to Exhibit 10.20.2 to the Company's Form 10-K
                            for the year ended December 31, 1997).
         10.12           -- Asset Purchase Agreement dated as of December 29, 1997
                            (included as Exhibit 2.4).
         10.13           -- Indenture dated as of August 7, 1997 (included as Exhibit
                            4.7).
         10.13.1         -- First Supplemental Indenture dated as of August 29, 1997
                            (included as Exhibit 4.7.1).
         10.13.2         -- Second Supplemental Indenture dated as of March 2, 1998
                            (included as Exhibit 4.7.2).
         10.14           -- Cliffs Drilling Company Compensation Deferral Plan
                            (incorporated by reference to Exhibit 10.23 to the
                            Company's Form 10-K for the year ended December 31,
                            1997).
         10.14.1         -- Amendment No. 1 to Cliffs Drilling Company Compensation
                            Deferral Plan dated as of August 20, 1998 (incorporated
                            by reference from Exhibit 10.23.1 to the Company's Form
                            8-K dated August 20, 1998).
         10.14.2         -- Amendment No. 2 to Cliffs Drilling Company Compensation
                            Deferral Plan dated as of November 20, 1998 (incorporated
                            by reference from Exhibit 10.23.2 to the Company's Form
                            8-K dated December 1, 1998).
        *10.14.3         -- Amendment No. 3 to Cliffs Drilling Company Compensation
                            Deferral Plan dated as of February 22, 1999.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.15           -- Cliffs Drilling Company 1998 Incentive Equity Plan
                            (incorporated by reference to Exhibit 10.24 to the
                            Company's Form 10-Q for the quarter ended June 30, 1998).
         10.15.1         -- Amendment No. 1 dated May 13, 1998 to the Cliffs Drilling
                            Company 1998 Incentive Equity Plan (incorporated by
                            reference to Exhibit 10.24.1 to the Company's Form 10-Q
                            for the quarter ended June 30, 1998).
         10.16           -- Form of Non-Qualified Stock Option Agreement for
                            non-employee members of the Board of Directors
                            (incorporated by reference to Exhibit 10.25 to the
                            Company's Form 10-Q for the quarter ended June 30, 1998).
         10.17           -- Form of Non-Qualified Stock Option Agreement for key
                            employees and officers (incorporated by reference to
                            Exhibit 10.26 to the Company's Form 10-Q for the quarter
                            ended June 30, 1998).
         10.18           -- Cliffs Drilling Company Savings Plan (As Amended and
                            Restated Effective June 21, 1988) (incorporated by
                            reference to Exhibit 10.27 to the Company's Form 10-Q for
                            the quarter ended June 30, 1998).
         10.18.1         -- Amendment No. 1 to the Cliffs Drilling Company Savings
                            Plan (As Amended and Restated Effective June 21, 1988)
                            (incorporated by reference to Exhibit 10.27.1 to the
                            Company's Form 10-Q for the quarter ended June 30, 1998).
         10.19           -- Cliffs Drilling Company Savings Trust (As Amended and
                            Restated Effective January 1, 1998) (incorporated by
                            reference to Exhibit 10.28 to the Company's Form 10-Q for
                            the quarter ended June 30, 1998).
         10.20           -- Agreement and Plan of Merger dated as of August 21, 1998
                            (included as Exhibit 2.3).
        *10.21           -- Employment Agreement dated December 1, 1998 between the
                            Company and Douglas E. Swanson.
        *10.22           -- Employment Agreement dated December 1, 1998 between the
                            Company and Charles M. McCall.
        *10.23           -- Employment Agreement dated December 1, 1998 between the
                            Company and Edward A. Guthrie.
        *10.24           -- Employment Agreement dated December 1, 1998 between the
                            Company and James P. Mitchen.
        *10.25           -- Employment Agreement dated December 1, 1998 between the
                            Company and Gary W. Owen.
        *10.26           -- Employment Agreement dated December 1, 1998 between the
                            Company and Cindy B. Taylor.
        *10.27           -- Employment Agreement dated December 1, 1998 between the
                            Company and Jim R. Wise.
        *21.1            -- Subsidiaries of the Registrant.
        *23.1            -- Consent of Ernst & Young LLP.
        *27              -- Financial Data Schedule.

---------------

* Filed herewith

     All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.