Form 10-Q
period 1999-03-31
CLIFFS DRILLING CO
filed 1999-05-14
CIK 831964

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


      The registrant meets the conditions set forth in General Instructions H
(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

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

                             CLIFFS DRILLING COMPANY
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

     Consolidated Statements of Operations (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three Months Ended March 31, 1999 and 1998................................................3

     Consolidated Balance Sheets (Unaudited)  -
       CLIFFS DRILLING COMPANY
       March 31, 1999 and December 31, 1998......................................................4

     Consolidated Statements of Cash Flows (Unaudited) -
       CLIFFS DRILLING COMPANY
       Three Months Ended March 31, 1999 and 1998................................................5

     Notes to Interim Consolidated Financial Statements (Unaudited)..............................6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................9



PART II - OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................16

SIGNATURES......................................................................................17

EXHIBIT INDEX...................................................................................18

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               Three Months
                                                              Ended March 31,
                                                       ------------------------------
                                                           1999              1998
                                                       -------------    -------------
                                                           (In thousands, except
                                                             per share amounts)
                                                          Post -             Pre -
                                                        Acquisition      Acquisition
                                                       -------------    -------------
REVENUES:
     Revenues ......................................   $      79,796    $      97,636
     Income from Equity Investments ................             160              140
                                                       -------------    -------------
                                                              79,956           97,776
COSTS AND EXPENSES:
     Operating Expenses ............................          54,460           60,622
     Depreciation, Depletion and Amortization ......           8,877            7,302
     General and Administrative Expense ............           1,987            2,149
                                                       -------------    -------------
                                                              65,324           70,073
                                                       -------------    -------------

OPERATING INCOME ...................................          14,632           27,703

OTHER INCOME (EXPENSE):
     Interest Income ...............................             465              553
     Interest Expense ..............................          (5,231)          (5,074)
     Other, net ....................................             (46)            (148)
                                                       -------------    -------------
INCOME BEFORE INCOME TAXES .........................           9,820           23,034
INCOME TAX EXPENSE .................................           3,437            8,062
                                                       -------------    -------------
NET INCOME .........................................   $       6,383    $      14,972
                                                       =============    =============

NET INCOME PER COMMON SHARE:
     Basic .........................................             N/A    $        0.95
                                                       =============    =============
     Diluted .......................................             N/A    $        0.93
                                                       =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
     Basic .........................................             N/A           15,838
                                                       =============    =============
     Diluted .......................................             N/A           16,044
                                                       =============    =============

      See accompanying notes to interim consolidated financial statements.

     The merger of RBF Cliffs Acquisition Corp., a wholly-owned subsidiary of R&B Falcon Corporation, with and into Cliffs Drilling Company was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of Cliffs Drilling Company, which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows. See Note 2.

                             CLIFFS DRILLING COMPANY

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                     March 31,     December 31,
                                                                                       1999            1998
                                                                                   ------------    ------------
                                       ASSETS                                        (In thousands, except
                                                                                        share information)
CURRENT ASSETS:
    Cash and Cash Equivalents ..................................................   $     42,717    $     36,276
    Accounts Receivable, net of allowance for doubtful accounts of $472 at
        March 31, 1999 and December 31, 1998 ...................................         53,971          35,670
    Notes and Other Receivables, Current .......................................          3,819           6,704
    Inventories ................................................................         10,822          10,335
    Drilling Contracts in Progress .............................................         27,752          29,483
    Prepaid Insurance ..........................................................            266           2,248
    Other Prepaid Expenses .....................................................          3,956           2,893
                                                                                   ------------    ------------
          Total Current Assets .................................................        143,303         123,609

PROPERTY AND EQUIPMENT, AT COST:
    Rigs and Related Equipment .................................................        507,268         504,189
    Other ......................................................................          5,190           4,550
                                                                                   ------------    ------------
                                                                                        512,458         508,739
    Less:  Accumulated Depreciation, Depletion and Amortization ................        (11,396)         (2,898)
                                                                                   ------------    ------------
          Net Property and Equipment ...........................................        501,062         505,841

DEFERRED CHARGES AND OTHER ASSETS:
    Goodwill, net of accumulated amortization of $589 and $150 at March 31, 1999
        and December 31, 1998, respectively ....................................         70,227          70,579
    Debt Issue Costs and Other .................................................          3,982           4,139
    Investments in and Advances to Unconsolidated Affiliates ...................          3,837           2,580
    Due from Parent ............................................................         10,488          10,508
                                                                                   ------------    ------------
          TOTAL ASSETS .........................................................   $    732,899    $    717,256
                                                                                   ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ...........................................................   $     28,035    $     28,843
    Accrued Interest ...........................................................          7,785           2,672
    Other Accrued Expenses .....................................................         22,295          21,426
                                                                                   ------------    ------------
          Total Current Liabilities ............................................         58,115          52,941

10.25% SENIOR NOTES ............................................................        202,439         202,935
DEFERRED INCOME TAXES ..........................................................         59,625          55,094
OTHER LIABILITIES ..............................................................          1,848           1,797

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common Stock, $.01 par value, 1,000 shares authorized, issued and outstanding at March 31, 1999 and 30,000,000 shares authorized
        and 1,000 shares issued and outstanding at December 31, 1998 ...........           --              --
    Paid-in Capital ............................................................        405,069         405,069
    Retained Earnings (Deficit) ................................................          5,803            (580)
                                                                                   ------------    ------------
          Total Shareholders' Equity ...........................................        410,872         404,489
                                                                                   ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $    732,899    $    717,256
                                                                                   ============    ============

      See accompanying notes to interim consolidated financial statements.

                             CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                      ------------------------------
                                                                                          1999             1998
                                                                                      -------------    -------------
                                                                                             (In thousands)
                                                                                         Post -           Pre -
                                                                                       Acquisition      Acquisition
                                                                                      -------------    -------------
OPERATING ACTIVITIES:
    Net Income ....................................................................   $       6,383    $      14,972
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES:
       Depreciation, Depletion and Amortization ...................................           8,877            7,302
       Deferred Income Tax Expense ................................................           4,531            1,968
       Mobilization Expense Amortization ..........................................            --                195
       Loss (Gain) on Disposition of Assets .......................................            (173)               5
       Amortization of Debt Issue Costs ...........................................             231              227
       Amortization of Restricted Stock ...........................................            --                154
       Amortization of Debt Premium ...............................................            (168)            (168)
       Other ......................................................................              65              147
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
           Accounts Receivable ....................................................         (15,416)           6,345
           Inventories ............................................................             292           (1,144)
           Drilling Contracts in Progress .........................................           1,731            8,627
           Prepaid Insurance and Other Prepaid Expenses ...........................             919           (1,556)
           Investments in and Advances to Unconsolidated Affiliates ...............          (1,257)            (346)
           Due from Parent ........................................................              20             --
           Accounts Payable and Other Accrued Expenses ............................           5,225           13,462
                                                                                      -------------    -------------
                  Net Cash Provided By Operating Activities .......................          11,260           50,190
INVESTING ACTIVITIES:
    Capital Expenditures ..........................................................          (5,003)         (23,750)
    Proceeds from Sale of Property and Equipment ..................................             512              677
                                                                                      -------------    -------------
                  Net Cash Used In Investing Activities ...........................          (4,491)         (23,073)
FINANCING ACTIVITIES:
    Payments on Borrowings ........................................................            (328)            --
    Debt Issue Costs ..............................................................            --                (32)
                                                                                      -------------    -------------
                  Net Cash Used In Financing Activities ...........................            (328)             (32)
                                                                                      -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................           6,441           27,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................          36,276           28,122
                                                                                      -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................   $      42,717    $      55,207
                                                                                      =============    =============

      See accompanying notes to interim consolidated financial statements.

     The merger of RBF Cliffs Acquisition Corp., a wholly-owned subsidiary of R&B Falcon Corporation, with and into Cliffs Drilling Company was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of Cliffs Drilling Company, which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows. See Note 2.

                             CLIFFS DRILLING COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Cliffs Drilling Company (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

2.   BUSINESS COMBINATION

     Effective December 1, 1998, a change in control of the Company occurred as a result of the merger of RBF Cliffs Acquisition Corp., a wholly-owned subsidiary of R&B Falcon Corporation ("R&B Falcon"), with and into the Company (the "Merger"). As a result of the Merger, each outstanding share of common stock, $0.01 par value ("Common Stock") of the Company was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares, as provided for in an Agreement and Plan of Merger dated August 21, 1998 (the "Merger Agreement"). The Company is now a wholly-owned subsidiary of R&B Falcon.

     The Merger was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company based on their estimated fair values. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company.

     The accompanying Consolidated Statements of Operations include the effects of the Merger beginning December 1, 1998. Unaudited pro forma consolidated operating results of the Company for the three months ended March 31, 1998, assuming the Merger was effective as of January 1, 1998, are summarized as follows:


                                                                  (In thousands)
Revenues...............................................              $97,776
Operating Income.......................................               26,137
Net Income.............................................               13,954

    The pro forma information for the three months ended March 31, 1998 includes adjustments for additional depreciation of $1.1 million based on the fair market values of the drilling rigs and other property and equipment, goodwill amortization of $.5 million and a reduction in income taxes of $.5 million. The pro forma information is not necessarily indicative of the results of operations had the Merger occurred on the assumed dates or the results of operations for any future period.

3.       NOTES PAYABLE

     Long-term debt at March 31, 1999 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.7 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     Upon consummation of the Merger, the Company offered to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the change of control payment date, as required by the indenture governing the Senior Notes (the "Change of Control Offer"). On January 28, 1999, the Company purchased all of the $.3 million principal amount of Senior Notes tendered pursuant to the Change of Control Offer.

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"). Each Subsidiary Guarantor is 100% owned by the Company. R&B Falcon is not a guarantor of the Senior Notes.

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

                                                                          March 31,          December 31,
                                                                             1999                1998
                                                                         ------------       --------------
                                                                                  (In thousands)
Current Assets ....................................................      $      6,897       $        7,133
Non-Current Assets ................................................            69,746               68,766
                                                                         ------------       --------------
     Total Assets .................................................      $     76,643       $       75,899
                                                                         ============       ==============

Current Liabilities ...............................................      $      1,715       $        3,794
Non-Current Liabilities ...........................................            63,599               63,089
Equity ............................................................            11,329                9,016
                                                                         ------------       --------------
     Total Liabilities and Equity .................................      $     76,643       $       75,899
                                                                         ============       ==============


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                              1999              1998
                                                                         ------------       -------------
                                                                                   (In thousands)
Revenues...........................................................      $      4,602       $       36,016
Operating Income...................................................      $        867       $       10,663
Net Income.........................................................      $        379       $        8,501

     Effective May 31, 1998, three Subsidiary Guarantors were merged into the Company. Accordingly, the above financial information excludes amounts related to these former Subsidiary Guarantors for periods ended on or subsequent to May 31, 1998.

4.   BUSINESS SEGMENTS

     The Company's operating results by business segment are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
                                                          (In thousands)
Revenues:
   Daywork Drilling ..............................   $   40,178    $   60,972
   Engineering Services ..........................       48,992        43,629
   MOPU Operations ...............................        1,221         2,328
   Corporate Office and Other ....................           66           130
   Eliminations ..................................      (10,501)       (9,283)
                                                     ----------    ----------
     Consolidated ................................   $   79,956    $   97,776
                                                     ==========    ==========

Operating Income (Loss):
   Daywork Drilling ..............................   $    4,173    $   21,951
   Engineering Services ..........................       12,739         7,073
   MOPU Operations ...............................          355           968
   Corporate Office and Other ....................       (2,635)       (2,289)
                                                     ----------    ----------
     Consolidated ................................   $   14,632    $   27,703
                                                     ==========    ==========

     Intersegment sales by the Daywork Drilling segment to the Engineering Services segment were $10,501,000 and $9,283,000 in the first quarter of 1999 and 1998, respectively.

     The Company's largest customer for the quarters ended March 31, 1999 and 1998 was PDVSA Exploration and Production, the Venezuela government-owned oil company ("PDVSA"), and its predecessors. Revenues from PDVSA and its predecessors accounted for approximately 54% and 41%, respectively, of the Company's consolidated revenues during each quarter.

5.   DERIVATIVES AND HEDGING INSTRUMENTS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures upon adoption.

6.   CHANGE IN PRESENTATION

     Certain financial statement items have been reclassified in the prior year to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are within "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q.

GENERAL

     Effective December 1, 1998, a change in control of the Company occurred as a result of the Merger. The Company is now a wholly-owned subsidiary of R&B Falcon. The Merger was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company based on their estimated fair values. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company, which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows.

     Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in recent months due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices. More recently, crude oil prices have recovered somewhat, but there can be no guarantee that demand for drilling rigs and services will increase. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

     The Company's daywork drilling operations benefited during early 1998 from the tight supply of jack-up drilling rigs both in the U.S. Gulf of Mexico and internationally. Increased exploration activity coupled with a reduction in rig availability resulted in increased dayrates and utilization of the Company's drilling rigs. The same factors both positively and negatively affected the Company's engineering services business segment during early 1998, in that increased exploration activity caused an increase in demand for the Company's engineering services; however, reduced rig availability made it more difficult for the Company to contract drilling rigs required for performance of turnkey drilling operations. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which created significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil prices have begun to recover, but there can be no assurance that demand for the Company's drilling rigs and services will increase.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

     The Company recognized net income of $6.4 million in the first quarter of 1999 compared to net income of $15.0 million in the first quarter of 1998. Revenues decreased $17.8 million and operating income decreased $13.1 million in the same period. These decreases were partially offset by a decrease in income taxes of $4.6 million. Decreased operating results from the Company's daywork drilling business segment contributed to the reductions in revenues and operating income.


                                              Three Months Ended
                                                   March 31,
                                           --------------------------      Increase
                                               1999          1998         (Decrease)
                                           -----------    -----------    -----------
                                                         (In thousands)
   Revenues:
    Daywork Drilling ...................   $    40,178    $    60,972    $   (20,794)
    Engineering Services ...............        48,992         43,629          5,363
    MOPU Operations ....................         1,221          2,328         (1,107)
    Corporate Office and Other .........            66            130            (64)
    Eliminations .......................       (10,501)        (9,283)        (1,218)
                                           -----------    -----------    -----------
        Consolidated ...................   $    79,956    $    97,776    $   (17,820)
                                           ===========    ===========    ===========

Operating Income (Loss):
    Daywork Drilling ...................   $     4,173    $    21,951    $   (17,778)
    Engineering Services ...............        12,739          7,073          5,666
    MOPU Operations ....................           355            968           (613)
    Corporate Office and Other .........        (2,635)        (2,289)          (346)
                                           -----------    -----------    -----------
        Consolidated ...................   $    14,632    $    27,703    $   (13,071)
                                           ===========    ===========    ===========

Daywork Drilling

     Daywork drilling revenues decreased $20.8 million and operating income decreased $17.8 million in the first quarter of 1999 compared to the first quarter of 1998. The decreases in revenues and operating income were primarily due to reduced dayrates and utilization. These decreases were partially offset by revenues and operating income from 4 rigs which commenced operations subsequent to the first quarter of 1998 and revenues associated with a contract termination during the first quarter of 1999. Termination revenues of $1.5 million recorded in the first quarter of 1999 represent unrecovered costs for modifications made to the jack-up drilling rig which operated in Qatar. In accordance with the terms of the contract, the Company will also receive additional contract termination revenues in the amount of $2.4 million, which will be recognized as revenue over the remaining term of the contract or until such time as the rig begins a new contract.

     The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. Drilling rigs contracted on a term basis generally work in various international locations, while drilling rigs contracted on a spot basis generally work in the U.S. Gulf of Mexico. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                           Three Months Ended
                                                March 31,
                                         ------------------------     Increase
                                            1999         1998        (Decrease)
                                         ----------    ----------    ----------
                                                    (In thousands)
Daywork Drilling Revenues (1):
   Jack-up Rigs:
     International ...................   $   12,530    $   15,697    $   (3,167)
     Domestic ........................        6,981        25,716       (18,735)
   Land Rigs .........................       17,246        12,282         4,964
   Platform/Workover Rigs ............        3,261         6,532        (3,271)
   Other .............................          160           745          (585)
                                         ----------    ----------    ----------
         Total .......................   $   40,178    $   60,972    $  (20,794)
                                         ==========    ==========    ==========

Average Rig Utilization (2):
   Jack-up Rigs:
     International ...................           87%          100%
     Domestic ........................           44%          100%
   Land Rigs .........................           91%           88%
   Platform/Workover Rigs ............           60%          100%

Average Dayrates:
   Jack-up Rigs:
     International ...................   $   33,258    $   31,251
     Domestic ........................       20,023        34,530
   Land Rigs .........................       16,494        15,257
   Platform/Workover Rigs ............       12,080        13,717

-------------------

(1) Includes revenues earned from affiliates.

(2) Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

Engineering Services

     Engineering services revenues increased $5.4 million and operating income increased $5.7 million in the first quarter of 1999 compared to the first quarter of 1998. The Company completed 6 turnkey contracts in both the first quarter of 1999 and the first quarter of 1998. Five of the 6 contracts completed during the first quarter of 1999 were international contracts in Venezuela compared to 4 international contract completions in the first quarter of 1998. Three domestic turnkey contracts incurred losses in the first quarter of 1998 which negatively affected margins in that quarter while no domestic turnkey losses were incurred in the first quarter of 1999.

     International operating margins are currently stronger than domestic margins due to improved drilling efficiencies and reductions in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has adversely affected the Company's domestic turnkey margins, as well as margins of other competitors.

     In April, 1998, the Company was awarded a contract from PDVSA to drill
60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The Company commenced drilling under the program in March, 1998. The program is expected to extend over approximately three and one-half years and is expected to utilize 7 of the Company's land drilling rigs in Venezuela. As of March 31, 1999, the Company had completed 14 of the 60 wells, with cumulative revenues realized in the amount of $117.6 million. During the first quarter of 1999, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program in response to the market downturn that has occurred. As a result, both revenues and average margins to be realized on these wells are expected to decline.
The Company expects to drill these 14 wells during 1999. One additional well is expected to complete under the original 60 well turnkey contract prior to the negotiated price reduction taking effect. No assurance can be given that the remaining wells will ultimately be drilled or that the program can be completed within the intended time frame.

     At March 31, 1999, the Company had 7 turnkey wells in progress in Venezuela and one turnkey well in progress in the U.S. Gulf of Mexico.

MOPU Operations

     MOPU revenues decreased $1.1 million and operating income decreased $.6 million in the first quarter of 1999 compared to the first quarter of 1998. The decreases in revenues and operating income were primarily due to one MOPU which was stacked during the first quarter of 1999.

     The Company currently owns 4 MOPUs, 3 of which are under contract and currently operating.

Corporate Office and Other

     Corporate Office and Other includes corporate overhead and other non-reportable business segments. Operating losses increased $.3 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to goodwill amortization in the amount of $.5 million recorded during the first quarter of 1999.

Other Income (Expense) and Income Taxes

     The Company recognized $8.2 million of other expense, including income taxes, in the first quarter of 1999 compared to $12.7 million of other expense in the first quarter of 1998. The net decrease resulted primarily from a $4.6 million decrease in income taxes.

     The Company will file as part of the consolidated group of R&B Falcon, its parent. Accordingly, the Company has accrued income taxes in line with R&B Falcon's consolidated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $6.4 million from $36.3 million at December 31, 1998 to $42.7 million at March 31, 1999. The increase resulted from $11.2 million provided by operating activities, offset by $4.5 million used in investing activities and $.3 million used in financing activities.

Operating Activities

     Net cash of $11.2 million provided by operating activities included $8.5 million used in working capital and other activities. "Accounts Receivable" increased from December 31, 1998 to March 31, 1999 due primarily to the completion of international turnkey wells at the end of the first quarter of 1999.

Investing Activities

     Net cash of $4.5 million used in investing activities during the first quarter of 1999 included capital expenditures totaling $5.0 million used primarily to fund renovation activities on various drilling rigs and to purchase drill pipe.

     The Company has capital expenditure plans totaling approximately $3.5 million during the remainder of 1999 primarily for drilling rig capital expenditures and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally generated cash flow. The Company's projection of 1999 capital expenditures is based upon a continuation of the Company's program to upgrade rigs and related equipment. The actual level of capital expenditures may be higher due to contract requirements or in the event of unforeseen breakdown of equipment that was not scheduled for replacement, or lower in the event of inadequate cash flow from operations.

Financing Activities

     Long-term debt at March 31, 1999 consists solely of Senior Notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.7 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

     Upon consummation of the Merger, the Company offered to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the change of control payment date, as required by the indenture governing the Senior Notes (the "Change of Control Offer"). On January 28, 1999, the Company purchased all of the $.3 million principal amount of Senior Notes tendered pursuant to the Change of Control Offer.

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

     The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed on a senior unsecured basis by the Subsidiary Guarantors, and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness, including amounts outstanding under the Revolving Credit Facility, as hereinafter defined. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company. R&B Falcon is not a guarantor of the Senior Notes.

     The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments.

     The Company currently maintains a $35.0 million revolving credit facility ("Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING") which matures on May 31, 2000. At March 31, 1999, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

Exchange Rate Gains and Losses

     Approximately 84% of the Company's revenues and a substantial portion of its operating income were sourced from its foreign operations in the first quarter of 1999. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. The effects of these transactions totaled $.7 million in the first quarter of 1999 and are included in "Operating Expenses" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that the country continues to be a favorable market for its services.

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

   Costs

     The replacement software and related installation costs were approximately $2.3 million, the majority of which was capitalized as of December 31, 1998. The software conversions were substantially completed as of December 31, 1998. The Company expects to incur approximately $.5 million during 1999 for other modifications and conversions.

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

                                            CLIFFS DRILLING COMPANY

Date        May 12, 1999                    By    /s/ Edward A. Guthrie
     --------------------------                --------------------------------
                                                      Edward A. Guthrie
                                                   Vice President - Finance



Date        May 12, 1999                    By    /s/ Cindy B. Taylor
     --------------------------                ---------------------------------
                                                      Cindy B. Taylor
                                                Vice President - Controller
                                                       and Secretary

                                         EXHIBIT INDEX





          Exhibit
          Number         Description
          -------        ------------

           27            Financial Data Schedule.
