Form 10-Q
period 1999-06-30
CLIFFS DRILLING CO
filed 1999-08-11
CIK 831964

==========================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                              FORM 10-Q

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1999

                   Commission File Number 1-12797


                       CLIFFS DRILLING COMPANY
       (Exact Name of Registrant as Specified in Its Charter)


             Delaware                        76-0248934
   (State or Other Jurisdiction of         (I.R.S. Employer
   Incorporation or Organization)        Identification No.)


         901 Threadneedle
          Houston, Texas                        77079
(Address of Principal Executive Offices)      (Zip Code)


                           (281) 496-5000
        (Registrant's Telephone Number, Including Area Code)

                    1200 Smith Street, Suite 300
                        Houston, Texas 77002
                          (Former Address)


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

Yes _X_     No ___



=========================================================================

                      CLIFFS DRILLING COMPANY
                            Form 10-Q
          For the Three and Six Months Ended June 30, 1999


PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements.

  Consolidated Statements of Operations (Unaudited) -
   CLIFFS DRILLING COMPANY
   Three and Six Months Ended June 30, 1999 and 1998

  Consolidated Balance Sheets -
   CLIFFS DRILLING COMPANY
   June 30, 1999 (Unaudited) and December 31, 1998

  Consolidated Statements of Cash Flows (Unaudited) -
   CLIFFS DRILLING COMPANY
   Three and Six Months Ended June 30, 1999 and 1998

  Notes to Interim Consolidated Financial
   Statements (Unaudited)

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations


     PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

 Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

----------------------------------------------------------------------

                       CLIFFS DRILLING COMPANY

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                    Three Months            Six Months
                                    Ended June 30,         Ended June 30,
                               ----------------------- -----------------------
                                   1999       1998        1999        1998
                               ----------- ----------- ----------- -----------
                                   (In thousands, except per share amounts)
                               Post -      Pre -       Post -      Pre -
                               Acquisition Acquisition Acquisition Acquisition
                               ----------- ----------- ----------- -----------
REVENUES:
 Revenues                        $ 83,556    $ 77,106   $ 163,352   $ 174,742
 Income from Equity                    61         142         221         282
                                 --------    --------   ---------   ---------
   Investments                     83,617      77,248     163,573     175,024

COSTS AND EXPENSES:
 Operating Expenses                63,977      42,489     118,437     103,111
 Depreciation, Depletion and
   Amortization                     9,721       6,439      18,598      13,741
 General and Administrative
   Expense                          1,905       2,369       3,892       4,518
                                 --------    --------   ---------   ---------
                                   75,603      51,297     140,927     121,370
                                 --------    --------   ---------   ---------

OPERATING INCOME                    8,014      25,951      22,646      53,654
OTHER INCOME (EXPENSE):
 Interest Income                      673         496       1,138       1,049
 Interest Expense                  (5,206)     (4,894)    (10,437)     (9,968)
 Other, net                          (105)       (251)       (151)       (399)
                                 --------    --------   ---------   ---------
INCOME BEFORE INCOME TAXES          3,376      21,302      13,196      44,336
INCOME TAX EXPENSE                  1,182       7,456       4,619      15,518
                                 --------    --------   ---------   ---------
NET INCOME                       $  2,194    $ 13,846   $   8,577   $  28,818
                                 ========    ========   =========   =========
NET INCOME PER COMMON SHARE:
Basic                                 N/A    $   0.87         N/A   $    1.82
                                 ========    ========   =========   =========
Diluted                               N/A    $   0.86         N/A   $    1.80
                                 ========    ========   =========   =========
WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING:
Basic                                 N/A      15,851         N/A      15,846
                                 ========    ========   =========   =========
Diluted                               N/A      16,044         N/A      16,045
                                 ========    ========   =========   =========

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


                       CLIFFS DRILLING COMPANY

                     CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)
                                               June 30,   December 31,
                                                 1999         1998
                                              ---------   ------------
                        ASSETS                (In thousands, except
                                                share information)
CURRENT ASSETS:
 Cash and Cash Equivalents                    $  74,637    $  36,276
 Accounts Receivable, net of allowance
   for doubtful accounts of $1,072 and
   $472 at June 30, 1999 and December 31,
   1998, respectively                            36,366       35,670
 Notes and Other Receivables, Current             3,384        6,704
 Inventories                                      9,975       10,335
 Drilling Contracts in Progress                  18,384       29,483
 Prepaid Insurance                                1,818        2,248
 Other Prepaid Expenses                           4,330        2,893
                                              ---------    ---------
     Total Current Assets                       148,894      123,609

PROPERTY AND EQUIPMENT, AT COST:
 Rigs and Related Equipment                     507,923      504,189
 Other                                            6,222        4,550
                                              ---------    ---------
                                                514,145      508,739
 Less:  Accumulated Depreciation,
   Depletion and Amortization since
   December 1, 1998                             (20,436)      (2,898)
                                              ---------    ---------
     Net Property and Equipment                 493,709      505,841

DEFERRED CHARGES AND OTHER ASSETS:
 Goodwill, net of accumulated amortization
   of $1,039 and $150 at June 30, 1999 and
   December 31, 1998, respectively               71,448       70,579
 Debt Issue Costs and Other                       3,751        4,139
 Investments in and Advances to
   Unconsolidated Affiliates                      5,439        2,580
 Due from Parent                                  6,276       10,508
                                              ---------    ---------
     TOTAL ASSETS                             $ 729,517    $ 717,256
                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable                             $  31,126    $  28,843
 Accrued Interest                                 2,666        2,672
 Other Accrued Expenses                          17,981       21,426
                                              ---------    ---------
     Total Current Liabilities                   51,773       52,941

10.25% SENIOR NOTES                             202,272      202,935
DEFERRED INCOME TAXES                            60,688       55,094
OTHER LIABILITIES                                 1,718        1,797

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value, 1,000 share
 authorized, issued and outstanding at June
 30, 1999 and 30,000,000 shares authorized
 and 1,000 shares issued and outstanding at
 December 31, 1998                                    -            -
 Paid-in Capital                                405,069      405,069
 Retained Earnings (Deficit) since
   December 1, 1998                               7,997         (580)
                                              ---------    ---------
     Total Shareholders' Equity                 413,066      404,489
                                              ---------    ---------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $ 729,517    $ 717,256
                                              =========    =========

See accompanying notes to interim consolidated financial statements.


                       CLIFFS DRILLING COMPANY

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------- -----------------------
                                   1999       1998         1999        1998
                               ----------- ----------- ----------- -----------
                                                 (In thousands)
                               Post -      Pre -       Post -       Pre -
                               Acquisition Acquisition Acquisition Acquisition
                               ----------- ----------- ----------- -----------
OPERATING ACTIVITIES:
 Net Income                      $  2,194    $ 13,846    $  8,577    $ 28,818
 ADJUSTMENTS TO RECONCILE NET
  INCOME TO NET CASH PROVIDED
  BY (USED IN) OPERATING
  ACTIVITIES:
   Depreciation, Depletion and
    Amortization                    9,721       6,439      18,598      13,741
   Deferred Income Tax Expense      1,063       1,810       5,594       3,778
   Mobilization Expense
    Amortization                        -         198           -         393
   Gain on Disposition of Assets      (18)       (128)       (191)       (123)
   Amortization of Debt Issue Costs   231         226         462         453
   Amortization of Restricted Stock     -         164           -         318
   Amortization of Debt Premium      (167)       (167)       (335)       (335)
   Other                           (1,778)        287      (1,713)        434
   CHANGES IN OPERATING ASSETS
    AND LIABILITIES:
    Accounts Receivable            18,040     (18,862)      2,624     (12,517)
    Inventories                       847        (870)      1,139      (2,014)
    Drilling Contracts in Progress  9,368      (4,808)     11,099       3,819
    Prepaid Insurance and
     Other Prepaid Expenses        (1,926)     (3,865)     (1,007)     (5,421)
    Investments in and Advances
     to Unconsolidated Affiliates  (1,602)       (195)     (2,859)       (541)
    Due from Parent                 4,212           -       4,232           -
    Accounts Payable and
     Other Accrued Expenses        (6,472)    (14,242)     (1,247)       (780)
                                 --------    --------    --------    --------
     Net Cash Provided By (Used
      In) Operating Activities     33,713     (20,167)     44,973      30,023

INVESTING ACTIVITIES:
 Capital Expenditures              (1,828)    (18,416)     (6,831)    (42,166)
 Proceeds from Sale of Property
  and Equipment                        35         533         547       1,210
                                 --------    --------    --------    --------
     Net Cash Used In Investing
      Activities                   (1,793)    (17,883)     (6,284)    (40,956)

FINANCING ACTIVITIES:
 Payments on Borrowings                 -           -        (328)          -
 Proceeds from Exercise of Stock        -         108           -         108
  Options
 Debt Issue Costs                       -           -           -         (32)
                                 --------    --------    --------    --------
     Net Cash Provided By (Used
      In) Financing Activities          -         108        (328)         76
                                 --------    --------    --------    --------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS         31,920     (37,942)     38,361     (10,857)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD               42,717      55,207      36,276      28,122
                                 --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $ 74,637    $ 17,265    $ 74,637    $ 17,265
                                 ========    ========    ========    ========

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


                       CLIFFS DRILLING COMPANY

   Notes to Interim Consolidated Financial Statements (Unaudited)
                            June 30, 1999


1.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Cliffs Drilling Company (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

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

  The accompanying Consolidated Statements of Operations include the effects of the Merger beginning December 1, 1998. Unaudited pro forma consolidated operating results of the Company for the six months ended June 30, 1998, assuming the Merger was effective as of January 1, 1998, are summarized as follows:

                              (In thousands)
Revenues                         $175,024
Operating Income                  49,659
Net Income                        26,222

 The pro forma information for the six months ended June 30, 1998 includes adjustments for additional depreciation of $3.1 million based on the fair market values of the drilling rigs and other property and equipment, goodwill amortization of $.9 million and a reduction in income taxes of $1.4 million. The pro forma information is not necessarily indicative of the results of operations had the Merger occurred on the assumed dates or the results of operations for any future period.

3.  Notes Payable

  Long-term debt at June 30, 1999 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.6 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

  Upon consummation of the Merger, the Company offered to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the change of control payment date, as required by the indenture governing the Senior Notes (the "Change of Control Offer"). On January 28, 1999, the Company purchased the $.3 million principal amount of Senior Notes that were tendered pursuant to the Change of Control Offer.

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

                                      June 30,    December 31,
                                        1999         1998
                                      --------     --------
                                          (In thousands)

Current Assets                        $  7,122     $  7,133
Non-Current Assets                      69,184       68,766
                                      --------     --------
Total Assets                          $ 76,306     $ 75,899
                                      ========     ========

Current Liabilities                   $  2,423     $  3,794
Non-Current Liabilities                 61,404       63,089
Equity                                  12,479        9,016
                                      --------     --------
Total Liabilities and Equity          $ 76,306     $ 75,899
                                      ========     ========

                                         Six Months Ended
                                             June 30,
                                      ---------------------
                                        1999        1998
                                      --------     --------
                                         (In thousands)

Revenues                              $ 10,011     $ 13,614
Operating Income                      $  2,666     $  3,400
Net Income                            $  1,529     $  2,100


4.  Rig Management Agreement

  Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jack-up drilling rigs operating in the U.S. Gulf of Mexico to R&B Falcon Drilling USA, Inc. ("RBF USA") (the "Management Agreement"). Based upon the terms of the Management Agreement, RBF USA manages these rigs for a fixed daily rate and earns 20% of the net profit and bears 20% of the net loss generated by each rig. The Company retains the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $4.5 million and operating expenses of $5.8 million associated with the Management Agreement during the second quarter of 1999.

5.  Business Segments

  The Company's operating results by business segment are as follows:

                            Three Months Ended       Six Months Ended
                                  June 30,               June 30,
                            -------------------   ---------------------
                              1999       1998        1999        1998
                            --------   --------   ---------   ---------
                                            (In thousands)
Revenues:
 Daywork Drilling           $ 33,292   $ 54,250   $  73,470   $ 115,222
 Engineering Services         59,368     26,460     108,360      70,089
 MOPU Operations               1,232      2,352       2,453       4,680
 Corporate Office and Other       63         92         129         222
 Eliminations (a)            (10,338)    (5,906)    (20,839)    (15,189)
                            --------   --------   ---------   ---------
    Consolidated            $ 83,617   $ 77,248   $ 163,573   $ 175,024
                            ========   ========   =========   =========
Operating Income (Loss):
 Daywork Drilling           $    (22)  $ 18,557   $   4,151   $  40,508
 Engineering Services         10,162      8,987      22,901      16,060
 MOPU Operations                 437        928         792       1,896
 Corporate Office and Other   (2,563)    (2,521)     (5,198)     (4,810)
                            --------   --------   ---------   ---------
    Consolidated            $  8,014   $ 25,951   $  22,646   $  53,654
                            ========   ========   =========   =========

(a) Eliminations include intersegment sales between the Daywork Drilling and Engineering Services business segments.

  Revenues from PDVSA Exploration and Production, the Venezuelan government-owned oil company ("PDVSA"), and its predecessors accounted for approximately 49% and 52% of the Company's consolidated revenue for the three and six months ended June 30, 1999, respectively.

6.  Derivatives and Hedging Instruments

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS No. 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures upon adoption.

7.  Executive Terminations

  Certain executive officers of the Company were terminated during the period from May to July of 1999 as a result of the Merger. Management of R&B Falcon has assumed responsibilities previously performed by these individuals.

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

  Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and services will increase. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which created significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

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

Results of Operations

Three Months Ended June 30, 1999 and 1998

  The Company recognized net income of $2.2 million during the second quarter of 1999 compared to net income of $13.8 million in the second quarter of 1998. Revenues increased $6.4 million and operating income decreased $17.9 million in the same period. The decrease in operating income was partially offset by a decrease in income taxes of $6.3 million. Decreased operating results from the Company's daywork drilling business segment contributed to the reduction in operating income.

                                   Three Months Ended
                                        June 30,
                                  -------------------   Increase
                                    1999       1998    (Decrease)
                                  --------   --------   --------
                                          (In thousands)
Revenues:
  Daywork Drilling                $ 33,292   $ 54,250   $(20,958)
  Engineering Services              59,368     26,460     32,908
  MOPU Operations                    1,232      2,352    (1,120)
  Corporate Office and Other            63         92       (29)
  Eliminations                     (10,338)    (5,906)    (4,432)
                                  --------   --------   --------
      Consolidated                $ 83,617   $ 77,248   $  6,369
                                  ========   ========   ========
Operating Income (Loss):
  Daywork Drilling                $   (22)   $ 18,557   $(18,579)
  Engineering Services              10,162      8,987      1,175
  MOPU Operations                      437        928       (491)
  Corporate Office                  (2,563)    (2,521)       (42)
                                  --------   --------   --------
     Consolidated                 $  8,014   $ 25,951   $(17,937)
                                  ========   ========   ========

Daywork Drilling

  Daywork drilling revenues decreased $21.0 million and operating income decreased $18.6 million in the second quarter of 1999 compared to the second quarter of 1998. The decreases in revenues and operating income were primarily due to reduced dayrates and utilization. These decreases were partially offset by revenues and operating income from 3 rigs which commenced operations subsequent to the second quarter of 1998.

  Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jack-up drilling rigs operating in the U.S. Gulf of Mexico to RBF USA. Based upon the terms of the Management Agreement, RBF USA manages these rigs for a fixed daily rate and earns 20% of the net profit and bears 20% of the net loss generated by each rig. The Company retains the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $4.5 million and operating expenses of $5.8 million associated with this Management Agreement during the second quarter of 1999.

  The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:


                                  Three Months Ended
                                        June 30,
                                  -------------------   Increase
                                    1999       1998    (Decrease)
                                  --------   --------   --------
                                          (In thousands)
Daywork Drilling Revenues (1):
 Jack-up Rigs:
  International                   $  7,519   $ 12,307   $ (4,788)
  Domestic                           5,243     25,828    (20,585)
 Land Rigs                          16,304      9,437       6,867
 Platform / Workover Rigs            4,165      6,009     (1,844)
 Other                                  61        669       (608)
                                  --------   --------   --------
    Total                         $ 33,292   $ 54,250   $(20,958)
                                  ========   ========   ========

Average Rig Utilization (2):
 Jack-up Rigs:
  International                        44%       100%
  Domestic                             42%       100%
 Land Rigs                             91%        88%
 Platform / Workover Rigs              63%        99%

Average Dayrates:
 Jack-up Rigs:
  International                   $ 28,934   $ 31,247
  Domestic                          14,133     35,189
 Land Rigs                          16,449     16,936
 Platform/Workover Rigs             15,076     14,173
---------
(1)Includes revenues earned from affiliates.

(2)Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

Engineering Services

  Engineering services revenues increased $32.9 million and operating income increased $1.2 million in the second quarter of 1999 compared to the second quarter of 1998. The Company completed 14 turnkey contracts in the second quarter of 1999 compared to 3 turnkey contracts completed in the second quarter of 1998. Five of the 14 contracts completed during the second quarter of 1999 were international contracts in Venezuela compared to 2 international contract completions in the second quarter of 1998. The Company has expanded its turnkey operations in the U.S. Gulf of Mexico and completed 9 contracts in the second quarter of 1999 compared to only one completion in the second quarter of 1998.

  International operating margins are currently stronger than domestic margins due to improved drilling efficiencies and reductions in lost time well activities. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has affected the Company's domestic turnkey margins, as well as margins of other competitors.

  In April, 1998, the Company was awarded a contract from PDVSA to drill 60 turnkey wells in Venezuela. Aggregate revenues for the 60 wells are expected to range from approximately $450 million to $500 million depending upon, among other things, various options to be elected by PDVSA. The Company commenced drilling under the program in March, 1998. The program is expected to extend over approximately three and one-half years and is expected to utilize 7 of the Company's land drilling rigs in Venezuela. As of June 30, 1999, the Company had completed 19 of the 60 wells, with cumulative revenues realized in the amount of $154.9 million. During the first quarter of 1999, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program in response to the market downturn that had occurred. As a result, both revenues and average margins to be realized on these wells are expected to decline. The Company expects to drill 13 of these 14 wells during 1999. No assurance can be given that the remaining wells will ultimately be drilled or that the program can be completed within the intended time frame.

  At June 30, 1999, the Company had 7 turnkey wells in progress in Venezuela and one turnkey well in progress in the U.S. Gulf of Mexico.

MOPU Operations

  MOPU revenues decreased $1.1 million and operating income decreased $.5 million in the second quarter of 1999 compared to the second quarter of 1998. The Company currently owns 4 MOPUs, 3 of which are under contract and currently operating. The decreases in revenues and operating income were primarily due to one MOPU that was stacked during 1999.

Corporate Office and Other

  Corporate Office and Other includes corporate overhead and other non-reportable business segments. Operating losses were consistent in the second quarter of 1999 and 1998. In July 1999, the Company's corporate personnel were relocated to R&B Falcon's corporate office.

Other Income (Expense) and Income Taxes

  The  Company  recognized $5.8 million of other  expense,  including income taxes, during the second quarter of 1999 compared to $12.1 million of other expense during the same period in 1998. The net decrease resulted primarily from a $6.3 million decrease in income taxes. The Company will file federal income taxes as part of the R&B Falcon consolidated group. See "Liquidity and Capital Resources."

Six Months Ended June 30, 1999 and 1998

  The Company recognized net income of $8.6 million in the first six months of 1999 compared to net income of $28.8 million during the same period in 1998. Revenues decreased $11.5 million and operating income decreased $31.0 million in the same period. These decreases were partially offset by a reduction in income taxes of $10.9 million. Decreased operating results from the Company's daywork drilling business segment contributed to the reduction in revenues and operating income.

                                    Six Months Ended
                                        June 30,
                                 ---------------------   Increase
                                    1999        1998    (Decrease)
                                 ---------   ---------   ---------
                                          (In thousands)
 Revenues:
   Daywork Drilling              $  73,470   $ 115,222   $ (41,752)
   Engineering Services            108,360      70,089       38,271
   MOPU Operations                   2,453       4,680      (2,227)
   Corporate Office and Other          129         222         (93)
   Eliminations                    (20,839)    (15,189)     (5,650)
                                 ---------   ---------   ---------
      Consolidated               $ 163,573   $ 175,024   $ (11,451)
                                 =========   =========   =========

 Operating Income (Loss):
   Daywork Drilling              $   4,151   $  40,508   $ (36,357)
   Engineering Services             22,901      16,060        6,841
   MOPU Operations                     792       1,896      (1,104)
   Corporate Office and Other       (5,198)     (4,810)       (388)
                                 ---------   ---------   ---------
      Consolidated               $  22,646   $  53,654   $ (31,008)
                                 =========   =========   =========

Daywork Drilling

  Daywork drilling revenues decreased $41.8 million and operating income decreased $36.4 million in the first six months of 1999 compared to the same period in 1998. The decreases in revenues and operating income were primarily due to reduced dayrates and utilization. These decreases were partially offset by revenues and operating income from 3 rigs which commenced operations subsequent to the second quarter of 1998 and revenues associated with a contract termination during the first quarter of 1999.

  Contract termination revenues of $1.5 million recorded in the first quarter of 1999 represent unrecovered costs for modifications made to the jack-up drilling rig which operated in Qatar. In accordance with the terms of the contract for this rig, the Company will also receive additional contract termination revenues in the amount of $2.4 million, which will be recognized as revenue over the remaining term of the contract or until such time as the rig begins a new contract.

  Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jack-up drilling rigs operating in the U.S. Gulf of Mexico to RBF USA. Based upon the terms of the Management Agreement, RBF USA manages these rigs for a fixed daily rate and earns 20% of the net profit and bears 20% of the net loss generated by each rig. The Company retains the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $4.5 million and operating expenses of $5.8 million associated with this Management Agreement during the first six months of 1999.


  See  "Results of Operations  Three Months Ended June 30,  1999  and
1998."

  The following table summarizes revenues, utilization and average dayrates for significant classes of the Company's drilling rigs:

                                      Six Months Ended
                                         June 30,
                                   --------------------   Increase
                                     1999       1998     (Decrease)
                                   --------   ---------   ---------
                                            (In thousands)
Daywork Drilling Revenues (1):
 Jack-up Rigs:
  International                    $ 20,049   $  28,004   $  (7,955)
  Domestic                           12,223      51,544     (39,321)
 Land Rigs                           33,550      21,719       11,831
 Platform / Workover Rigs             7,427      12,541      (5,114)
 Other                                  221       1,414      (1,193)
                                   --------   ---------   ---------
 Total                             $ 73,470   $ 115,222   $ (41,752)
                                   ========   =========   =========

Average Rig Utilization (2):
 Jack-up Rigs:
  International                         66%        100%
  Domestic                              43%        100%
 Land Rigs                              91%         88%
 Platform / Workover Rigs               62%        100%

Average Dayrates:
 Jack-up Rigs:
  International                    $ 31,791   $  31,250
  Domestic                           17,136      34,870
 Land Rigs                           16,471      16,068
 Platform / Workover Rigs            13,586      13,937


(1)Includes revenues earned from affiliates.

(2)Utilization rates are based upon the number of actively marketed rigs in the fleet and exclude rigs which are unavailable for operations during periods of refurbishment and upgrade.

Engineering Services

  Engineering services revenues increased $38.3 million and operating income increased $6.8 million in the first six months of 1999 compared to the same period in 1998. The Company completed 20 turnkey contracts in the first six months of 1999 compared to 9 turnkey contracts  in  the  same  period in 1998. Ten  of  the  20  contracts completed during the first six months of 1999 were international contracts in Venezuela compared to 6 international contract completions in the same period in 1998. The Company has expanded its turnkey operations in the U.S. Gulf of Mexico and completed 10 contracts in the first six months of 1999 compared to 3 wells completed during the same period in 1998. The 3 domestic turnkey contracts completed in the first six months of 1998 incurred losses which negatively affected margins in that period.

  See  "Results of Operations  Three Months Ended June 30,  1999  and
1998."

MOPU Operations

  MOPU revenues decreased $2.2 million while operating income decreased $1.1 million in the first six months of 1999 compared to the same period in 1998. The decreases in revenues and operating income were primarily due to one MOPU which was stacked during the first six months of 1999. The Company's other 3 MOPUs are currently under contract and operating.

  See  "Results of Operations  Three Months Ended June 30,  1999  and
1998."

Corporate Office and Other

  Corporate Office and Other includes corporate overhead and other non-reportable business segments. Operating losses increased $.4 million in the first six months of 1999 compared to the same period in 1998 primarily due to goodwill amortization recorded during the first six months of 1999.

  See  "Results of Operations  Three Months Ended June 30,  1999  and
1998."

Other Income (Expense) and Income Taxes

  The Company recognized $14.1 million of other expense, including income taxes, during the first six months of 1999 compared to $24.8 million of other expense during the same period in 1998. The net decrease resulted primarily from a decrease in income taxes of $10.9 million. See "Liquidity and Capital Resources."

  See  "Results of Operations  Three Months Ended June 30,  1999  and
1998."

Liquidity and Capital Resources

  Cash and cash equivalents increased $38.4 million from $36.2 million at December 31, 1998 to $74.6 million at June 30, 1999. The increase resulted from $45.0 million provided by operating activities, offset in part by $6.3 million used in investing activities and $.3 million used in financing activities.

Operating Activities

  Net cash of $45.0 million provided by operating activities included $14.0 million provided by working capital and other activities. "Drilling Contracts in Progress" decreased due to the completion of the 8 turnkey contracts that were in progress at December 31, 1998.

Investing Activities

  Net cash of $6.3 million used in investing activities during the first six months of 1999 included capital expenditures of $6.8 million used primarily to fund renovation activities on various drilling rigs and to purchase drill pipe.

  The Company has capital expenditure plans totaling approximately $12 million during the remainder of 1999 primarily for drilling rig capital expenditures and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally-generated cash flow. The Company's projection of 1999 capital expenditures is based upon a continuation of the Company's program to upgrade rigs and related equipment. The actual level of capital expenditures may be higher due to contract requirements or in the event of unforeseen breakdown of equipment that was not scheduled for replacement, or lower in the event of inadequate cash flow from operations.

Financing Activities

  Long-term debt at June 30, 1999 consists solely of Senior Notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.6 million. In addition to the $150.0 million  of  Senior  Notes sold during 1996, the Company  sold  $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

  Upon consummation of the Merger, the Company offered to purchase for cash all of the outstanding Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the change of control payment date, as required by the indenture governing the Senior Notes. On January 28, 1999, the Company purchased all of the $.3 million principal amount of Senior Notes tendered pursuant to the Change of Control Offer.

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

  The Company currently maintains a $35.0 million revolving credit facility ("Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING") which matures on January 3, 2000. At June 30, 1999, the Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

Foreign Operations

  Approximately 77% of the Company's revenues and a substantial portion of its operating income were derived from its foreign operations, primarily Venezuela, in the first six months of 1999. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. The effects of these transactions resulted in a loss of $.1 million in the first six months of 1999 which is included in "Operating Expenses" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile. Despite the political and economic risks in Venezuela, the Company believes that this country continues to be a favorable market for its services.

  Revenues from PDVSA Exploration and Production, the Venezuelan government-owned oil company ("PDVSA"), and its predecessors accounted for approximately 49% and 52% of the Company's consolidated revenue for the three and six months ended June 30, 1999, respectively.

Cautionary Statements

  This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be rapid and material changes. Such assumptions include the contract status of the Company's offshore units, general market conditions prevailing in the drilling industry (including dayrates and utilization) and various other trends affecting the drilling industry, including world oil and gas prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.

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

 Year 2000 Issue Evaluations and Assessments

  Based  upon  preliminary equipment analyses  and  evaluations,  the
Company  does  not  believe  that operational  equipment  programming modifications are necessary. The Company has communicated with vendors, suppliers and shippers (collectively referred to as "third party vendors") regarding Year 2000 compliance and will work with them to minimize disruption in the Company's operations as a result of their Year 2000 problems. To date, the Company is not aware of any third party vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Based upon internal assessments, the Company determined that it was necessary to modify or replace portions of its accounting software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The Company elected to replace certain accounting software rather than invest in modifications of existing programs. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

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

 Other

  Certain executive officers of the Company were terminated during the period from May to July of 1999 as a result of the Merger. Management of R&B Falcon has assumed responsibilities previously performed by these individuals.


                               PART II
                          OTHER INFORMATION

Item 1.             Legal Proceedings

  The Company is involved in various legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

  (a)Exhibits

    *3.2  Amended and Restated Bylaws of Cliffs Drilling Company.

     4.2 Amended and Restated Bylaws of Cliffs Drilling Company (included as Exhibit 3.2).

 *10.7.1 Limited Waiver and Consent and Amendment No. 1 to Credit Agreement and Promissory Note dated as of June 30, 1999, among ING (U.S.) Capital Corporation, as agent and sole lender, and the Company, Cliffs Oil and Gas Company and Cliffs Drilling International, Inc.

 *10.21.1 Termination  Agreement dated as of July  31,  1999  between
          Douglas E. Swanson and the Company.

 *10.21.2 Agreement  dated  as  of  July 31, 1999  among  Douglas  E.
          Swanson, R&B Falcon Corporation and the Company.

 *10.23.1 Termination  Agreement dated as of  May  31,  1999  between
          Edward A. Guthrie and the Company.

 *10.28   R&B Falcon Corporation 1998 Acquisition Option Plan.

 *10.29 Form of Stock Option Agreement for key employees under the R&B Falcon Corporation 1998 Acquisition Option Plan.

 *10.30 Rig Management Agreement dated April 1, 1999 between R&B Falcon Drilling USA, Inc. and the Company.

 *27      Financial Data Schedule.
     ___________

     *  Filed herewith

  (b)Reports on Form 8-K

     One report on Form 8-K dated May 19, 1999 was filed by the Company during the three months ended June 30, 1999, to reflect a change in the Company's certifying accountant.



                             SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CLIFFS DRILLING COMPANY

Date:  August 11, 1999                By:/s/  CINDY B. TAYLOR
      ------------------                 ------------------------
                                             Cindy B. Taylor
                                       Vice President - Controller
                                              and Secretary
                                        (Chief Accounting Officer)




                            EXHIBIT INDEX

   Exhibit
    Number                    Description


  *3.2   Amended and Restated Bylaws of Cliffs Drilling Company.

   4.2 Amended and Restated Bylaws of Cliffs Drilling Company (included as Exhibit 3.2).

*10.7.1 Limited Waiver and Consent and Amendment No. 1 to Credit Agreement and Promissory Note dated as of June 30, 1999, among ING (U.S.) Capital Corporation, as agent and sole lender, and the Company, Cliffs Oil and Gas Company and Cliffs Drilling International, Inc.

*10.21.1 Termination  Agreement  dated as of July  31,  1999  between
         Douglas E. Swanson and the Company.

*10.21.2 Agreement  dated  as  of  July 31,  1999  among  Douglas  E.
         Swanson, R&B Falcon Corporation and the Company.

*10.23.1 Termination  Agreement  dated as of  May  31,  1999  between
         Edward A. Guthrie and the Company.

*10.28   R&B Falcon Corporation 1998 Acquisition Option Plan.

*10.29 Form of Stock Option Agreement for key employees under the R&B Falcon Corporation 1998 Acquisition Option Plan.

*10.30 Rig Management Agreement dated April 1, 1999 between R&B Falcon Drilling USA, Inc. and the Company.

*27      Financial Data Schedule.
     ___________

     *  Filed herewith

_______________________________