Form 10-Q
period 1999-09-30
CLIFFS DRILLING CO
filed 1999-11-15
CIK 831964

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1999
                                  or
  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-12797

                          CLIFFS DRILLING COMPANY

          (Exact name of registrant as specified in its charter)


           Delaware                                 76-0248934
 (State  or  other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)


                  901 Threadneedle, Houston, Texas  77079
            (Address of principal executive offices)(Zip code)


                              (281) 496-5000
           (Registrant's telephone number, including area code)


                       1200 Smith Street, Suite 300
                           Houston, Texas 77002
                             (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes 1 _X_     No 2 ___

===========================================================================

           Forward-Looking Statements and Assumptions

       This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's drilling units, general market conditions prevailing in the contract drilling industry (including daily rates and utilization) and various other trends affecting the contract drilling industry, including world oil and gas prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                       Cliffs Drilling Company

      The financial statements for the three and nine month periods ended September 30, 1999 and 1998, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three and nine month periods ended September 30, 1999 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

                     CLIFFS DRILLING COMPANY

                   CONSOLIDATED BALANCE SHEET
                         (in thousands)

                                             September 30,   December 31,
                                                  1999           1998
                                               ---------      ---------
                                             (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                     $  79,300      $  36,276
 Accounts receivable:
   Trade, net                                     37,914         35,670
   Other                                           4,137          6,984
 Materials and supplies inventory                  9,501         10,335
 Drilling contracts in progress                   15,838         29,483
 Other current assets                              5,790          4,861
                                               ---------      ---------
     Total current assets                        152,480        123,609
                                               ---------      ---------
INVESTMENTS IN AND ADVANCES TO
    UNCONSOLIDATED INVESTEES                       5,486          2,580
                                               ---------      ---------
PROPERTY AND EQUIPMENT:
 Drilling                                        511,417        504,189
 Other                                             4,044          4,550
                                               ---------      ---------
     Total property and equipment                515,461        508,739

Accumulated depreciation, depletion and
amortization since December 1, 1998              (29,011)        (2,898)
                                               ---------      ---------
     Net property and equipment                  486,450        505,841
                                               ---------      ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION         73,634         70,579
                                               ---------      ---------
DEFERRED CHARGES AND OTHER ASSETS                  6,412          4,139
                                               ---------      ---------
DUE FROM PARENT                                        -         10,508
                                               ---------      ---------
TOTAL ASSETS                                   $ 724,462      $ 717,256
                                               =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable, trade                       $  23,825      $  29,840
 Accrued liabilities                              24,773         23,101
                                               ---------      ---------
     Total current liabilities                    48,598         52,941

LONG-TERM OBLIGATIONS                            202,104        202,935
DEFERRED INCOME TAXES                             59,230         55,094
OTHER NONCURRENT LIABILITIES                       1,163          1,797
PAYABLE TO PARENT                                  3,044              -
                                               ---------      ---------
     Total liabilities                           314,139        312,767
                                               ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value                         -              -
  Capital in excess of par value                 405,069        405,069
  Retained earnings (deficit) since
    December 1, 1998                               5,254           (580)
                                               ---------      ---------
     Total stockholder's equity                  410,323        404,489
                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 724,462      $ 717,256
                                               =========      =========

The accompanying notes are an integral part of the interim consolidated financial statements.


                           CLIFFS DRILLING COMPANY

                    CONSOLIDATED STATEMENT OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (unaudited)

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                ----------------------- -----------------------
                                    1999        1998        1999        1998
                                ----------- ----------- ----------- -----------
                                   Post -       Pre -     Post -      Pre -
                                Acquisition Acquisition Acquisition Acquisition
                                ----------- ----------- ----------- -----------
REVENUES                          $ 62,039    $ 94,497   $ 225,391   $ 269,239
                                  --------    --------   ---------   ---------
COSTS AND EXPENSES:
  Operating expenses                48,251      55,650     166,688     158,761
  Depreciation, depletion and
   amortization                      9,229       7,505      27,827      21,246
  General and administrative         4,476       4,176       8,469       8,694
                                  --------    --------   ---------   ---------
    Total costs and expenses        61,956      67,331     202,984     188,701
                                  --------    --------   ---------   ---------
OPERATING INCOME                        83      27,166      22,407      80,538
                                  --------    --------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest income                    1,294         447       2,432       1,496
  Interest expense                  (5,176)     (5,224)    (15,613)    (15,192)
  Income (loss) from equity
   investments                        (283)          9         (62)        291
  Other, net                          (139)         28        (189)       (371)
                                  --------    --------   ---------   ---------
    Total other income (expense)    (4,304)     (4,740)    (13,432)    (13,776)
                                  --------    --------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES   (4,221)     22,426       8,975      66,762

INCOME TAX EXPENSE (BENEFIT)        (1,478)      7,849       3,141      23,367
                                  --------    --------   ---------   ---------
NET INCOME (LOSS)                 $ (2,743)   $ 14,577   $   5,834   $  43,395
                                  ========    ========   =========   =========
NET INCOME PER COMMON SHARE:
  Basic                                N/A    $   0.92         N/A   $    2.73
                                  ========    ========   =========   =========
  Diluted                              N/A    $   0.91         N/A   $    2.71
                                  ========    ========   =========   =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Basic                                N/A      15,913         N/A      15,868
                                  ========    ========   =========   =========
  Diluted                              N/A      16,001         N/A      16,030
                                  ========    ========   =========   =========

The accompanying notes are an integral part of the interim consolidated financial statements.

      The merger of RBF Cliffs Acquisition Corp., a wholly-owned subsidiary of R&B Falcon Corporation, with and into Cliffs Drilling Company was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of Cliffs Drilling Company, which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows. See Note B.


                            CLIFFS DRILLING COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                           Nine Months
                                                        Ended September 30,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
                                                       Post -         Pre -
                                                     Acquisition   Acquisition
                                                     -----------   -----------
OPERATING ACTIVITIES:
 Net income                                            $  5,834     $  43,395
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation, depletion and amortization              27,827        21,246
   Deferred income tax expense                            4,136         6,770
   Mobilization expense amortization                          -           770
   Gain on disposition of assets                           (166)         (194)
   Amortization of debt issue costs                         616           680
   Amortization of restricted stock                           -         2,212
   Amortization of debt premium                            (503)         (503)
   Other                                                 (4,437)          797
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable                                    603          (387)
     Materials and supplies inventory                     3,593        (3,798)
     Drilling contracts in progress                      13,645         4,921
     Prepaid insurance and other prepaid expenses          (929)       (2,140)
     Investments in and advances to
       unconsolidated investees                          (2,906)         (111)
     Other assets                                        (2,492)            -
     Due from/payable to parent                          13,552             -
     Accounts payable and other accrued expenses         (4,977)       (2,747)
                                                       --------      --------
          Net cash provided by operating activities      53,396        70,911
                                                       --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                  (10,541)      (63,471)
  Proceeds from sale of property and equipment              497         1,528
                                                       --------      --------
          Net cash used in investing activities         (10,044)      (61,943)
                                                       --------      --------
FINANCING ACTIVITIES:
  Payments on borrowings                                   (328)            -
  Proceeds from exercise of stock options                     -           211
  Debt issue costs                                            -           (32)
                                                       --------      --------
          Net cash provided by (used in)
            financing activities                           (328)          179
                                                       --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                43,024         9,147
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         36,276        28,122
                                                       --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 79,300      $ 37,269
                                                       ========      ========

The accompanying notes are an integral part of the interim consolidated financial statements.

The merger of RBF Cliffs Acquisition Corp., a wholly-owned subsidiary of R&B Falcon Corporation, with and into Cliffs Drilling Company was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of Cliffs Drilling Company, which affects the comparability of the post-acquisition and pre-acquisition results of operations and cash flows. See Note B.


                          CLIFFS DRILLING COMPANY

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

A) SIGNIFICANT ACCOUNTING POLICIES

   GOODWILL - Goodwill was recorded as a result of the merger of the Company and R&B Falcon Corporation in December 1998 (see Note B). Goodwill has increased $3.0 million since December 31, 1998. Such increase represents revisions to the estimate in the initial purchase price allocation offset by $1.4 million of amortization.

   OVERHEAD ALLOCATIONS - As of July 1, 1999, R&B Falcon Corporation provided substantially all of the Company's general and administrative services including personnel. General and administrative expenses including payroll costs of R&B Falcon Corporation are allocated to the Company and other subsidiaries of R&B Falcon Corporation based on revenues. General and administrative expenses allocated to the Company were $3.9 million for the three and nine months ended September 30, 1999, respectively.

   NEWLY ISSUED ACCOUNTING STANDARDS - In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS No. 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures upon adoption.

   RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

B) BUSINESS COMBINATION

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

   The accompanying Consolidated Statement of Operations includes the effects of the Merger beginning December 1, 1998. Unaudited pro forma consolidated operating results of the Company for the nine months ended September 30, 1998, assuming the Merger was effective as of January 1, 1998, are summarized as follows (in thousands):

                     Revenues            $ 269,239
                     Operating income       75,121
                     Net income             39,874

   The pro forma information for the nine months ended September 30, 1998 includes adjustments for additional depreciation of $4.0 million based on the fair market values of the drilling rigs and other property and equipment, goodwill amortization of $1.4 million and a reduction in income taxes of $1.9 million. The pro forma information is not necessarily indicative of the results of operations had the Merger occurred on the assumed dates or the results of operations for any future period.

C) LONG-TERM OBLIGATIONS

   Long-term debt at September 30, 1999 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.4 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

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

                                   September 30,   December 31,
                                      1999             1998
                                    ---------       ---------
                                          (in thousands)
      Current assets                 $   7,625      $   7,133
      Non-current assets                71,385         68,766
                                     ---------      ---------
      Total assets                   $  79,010      $  75,899
                                     =========      =========

      Current liabilities            $   2,680      $   3,794
      Non-current liabilities           63,685         63,089
      Equity                            12,645          9,016
                                     ---------      ---------
      Total liabilities and equity   $  79,010      $  75,899
                                     =========      =========

                                          Nine Months Ended
                                             September 30,
                                     ------------------------
                                       1999            1998
                                     ---------      ---------
                                          (in thousands)
      Revenues                       $  13,958      $  19,247
      Operating income               $   2,881      $   5,311
      Net income                     $   1,695      $   3,253

D) RIG MANAGEMENT AGREEMENT

   Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jack-up drilling rigs operating in the U.S. Gulf of Mexico to R&B Falcon Drilling USA, Inc. ("RBF USA") (the "Management Agreement"). Based upon the terms of the Management Agreement, RBF USA manages these rigs for a fixed daily rate and earns 20% of the net profit and bears 20% of the net loss generated by each rig. The Company recognizes the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $4.4 million and $8.9 million, and operating expenses of $6.4 million and $12.2 million associated with the Management Agreement for the three and nine months ended September 30, 1999, respectively.

E) EXECUTIVE TERMINATIONS

   Certain executive officers of the Company were terminated during the period from May to July of 1999 as a result of the Merger. Certain executive officers of R&B Falcon have assumed the responsibilities previously performed by these individuals.

F) SEGMENT INFORMATION

   The Company's operating results by business segment are as follows:

                              Three Months Ended     Nine Months Ended
                                September 30,          September 30,
                             -------------------   ---------------------
                               1999       1998        1999        1998
                             --------   --------   ---------   ---------
                                           (in thousands)
Revenues:
  Daywork drilling           $ 25,274   $ 62,177   $  98,523   $ 177,117
  Engineering services         45,327     38,338     153,687     108,427
  MOPU operations               1,245      2,347       3,698       7,027
  Corporate office and other       43        328         172         550
  Eliminations (a)             (9,850)    (8,693)    (30,689)    (23,882)
                             --------   --------   ---------   ---------
    Consolidated             $ 62,039   $ 94,497   $ 225,391   $ 269,239
                             ========   ========   =========   =========
Operating income (loss):
  Daywork drilling           $ (2,904)  $ 22,456   $   1,026   $  62,885
  Engineering services          7,921      9,244      30,822      25,580
  MOPU operations               1,097        734       1,318       2,630
  Corporate office and other   (6,031)    (5,268)    (10,759)    (10,557)
                             --------   --------   ---------   ---------
    Consolidated             $     83   $ 27,166   $  22,407   $  80,538
                             ========   ========   =========   =========

   (a)   Eliminations  include  intersegment  sales  between  the   Daywork
Drilling and Engineering Services business  segments.

   In April 1998, Cliffs Drilling was awarded a contract from PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize 7 of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of September 30, 1999, the Company had completed 24 wells with 11 wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

   For the three and nine months ended September 30, 1999, revenues from PDVSA of $38.5 million and $120.5 million, respectively, reported in the engineering services and land operations segment, accounted for 62% and 53%, respectively, of the Company's consolidated operating revenues.

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

Industry Conditions

   Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 and through the first quarter of 1999. In recent months, crude oil prices have recovered somewhat, but there can be no assurance that demand for drilling rigs and services will increase. The financial condition and results of operations of the Company and other drilling contractors are dependent upon the price of oil and natural gas, as demand for their services is primarily dependent upon the level of spending by oil and gas companies for exploration, development and production activities. In late 1998 and early 1999, lower crude oil prices affected exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline from current levels, or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates.

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

Results of Operations

              THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
                 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

   The Company recognized a loss of $2.7 million during the third quarter of 1999 compared to net income of $14.6 million in the third quarter of 1998. Revenues decreased $32.5 million and operating income decreased $27.1 million in the same period. The decrease in operating income was partially offset by a decrease in income taxes of $9.3 million. Decreased operating results from the Company's daywork drilling business segment contributed to the reduction in operating income.

                              Three Months Ended
                                 September 30,
                             --------------------    Increase
                               1999        1998     (Decrease)
                             --------    --------    --------
                                          (in thousands)
Revenues:
  Daywork drilling           $ 25,274    $ 62,177    $(36,903)
  Engineering services         45,327      38,338       6,989
  MOPU operations               1,245       2,347      (1,102)
  Corporate office and other       43         328        (285)
  Eliminations                 (9,850)     (8,693)     (1,157)
                             --------    --------    --------
     Consolidated            $ 62,039    $ 94,497    $(32,458)
                             ========    ========    ========

Operating income (loss):
  Daywork drilling           $ (2,904)   $ 22,456    $(25,360)
  Engineering services          7,921       9,244      (1,323)
  MOPU operations               1,097         734         363
  Corporate office             (6,031)     (5,268)       (763)
                             --------    --------    --------
     Consolidated            $     83    $ 27,166    $(27,083)
                             ========    ========    ========

   Daywork Drilling

   Daywork drilling revenues decreased $36.9 million and operating income decreased $25.4 million in the third quarter of 1999 compared to the third quarter of 1998. The decreases in revenues and operating income were primarily due to reduced dayrates and utilization.

   Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jack-up drilling rigs operating in the U.S. Gulf of Mexico to RBF USA. Based upon the terms of the Management Agreement, RBF USA manages these rigs for a fixed daily rate and earns 20% of the net profit and bears 20% of the net loss generated by each rig. The Company recognizes the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $4.4 million and operating expenses of $6.4 million associated with this Management Agreement during the third quarter of 1999.

   The Company operates its drilling rigs on both a term and a spot (well-to-well) basis. The following table summarizes revenues for significant classes of the Company's drilling rigs:

                              Three Months Ended
                                September 30,
                             --------------------    Increase
                               1999        1998     (Decrease)
                             --------    --------    ---------
                                      (in thousands)
Daywork drilling revenues (1):
  Jack-up rigs:
    International            $  3,260    $ 15,366    $ (12,106)
    Domestic                    4,299      25,967      (21,668)
  Land rigs                    15,688      15,163          525
  Platform / Workover rigs      2,027       6,392       (4,365)
  Other (2)                         -        (711)         711
                             --------    --------    ---------
       Total                 $ 25,274    $ 62,177    $ (36,903)
                             ========    ========    =========
--------------
(1)  Includes revenues earned from affiliates.
(2)  Includes labor maintenance contracts in the third quarter of 1998.

   Engineering Services

   Engineering services revenues increased $7.0 million and operating income decreased $1.3 million in the third quarter of 1999 compared to the third quarter of 1998. The Company completed nine turnkey contracts in the third quarter of 1999 compared to five turnkey contracts completed in the third quarter of 1998. Five of the nine contracts completed during the third quarter of 1999 were international contracts in Venezuela compared to four international contract completions in the third quarter of 1998. The Company has expanded its turnkey operations in the U.S. Gulf of Mexico and completed four contracts in the third quarter of 1999 compared to only one completion in the third quarter of 1998.

   International operating margins are currently stronger than domestic margins. Domestic turnkey contractors continue to bid wells very aggressively, resulting in intense competition which has affected the Company's domestic turnkey margins, as well as margins of other competitors.

   In April 1998, the Company was awarded a contract from PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize 7 of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of September 30, 1999, the Company had completed 24 wells with 11 wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

   For the three months ended September 30, 1999, revenues from PDVSA of $38.5 million accounted for 62% of the Company's consolidated operating revenues.

   At September 30, 1999, the Company had seven turnkey wells in progress in Venezuela and no turnkey wells in progress in the U.S. Gulf of Mexico.

   MOPU Operations

   MOPU revenues decreased $1.1 million and operating income increased $.4 million in the third quarter of 1999 compared to the third quarter of 1998. The Company currently owns four MOPUs, three of which are under contract and currently operating. The decrease in revenues were primarily due to one MOPU that was stacked during 1999.

   Corporate Office and Other

   Corporate Office and Other includes corporate overhead and other non-reportable business segments. Operating losses were higher in the third quarter of 1999 as compared to the third quarter of 1998 despite a reduction in the Company's personnel and the consolidation of the Company's corporate office which was relocated to R&B Falcon's corporate office in July 1999. Such increase is due to the allocation of overhead from R&B Falcon (see Note A of Notes to Interim Consolidated Financial Statements) and the amortization of goodwill during the third quarter of 1999.

   Other Income (Expense) and Income Taxes

   The Company recognized $2.8 million of other expense, including income taxes, during the third quarter of 1999 compared to $12.6 million of other expense during the same period in 1998. The net decrease resulted primarily from a $9.3 million decrease in income taxes. In 1999, the Company will file federal income taxes as part of the R&B Falcon consolidated group. See "Liquidity and Capital Resources."

               NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
                  TO NINE MONTHS ENDED SEPTEMBER 30, 1998

   The Company recognized net income of $5.8 million in the first nine months of 1999 compared to net income of $43.4 million during the same period in 1998. Revenues decreased $43.8 million and operating income decreased $58.1 million in the same period. These decreases were partially offset by a reduction in income taxes of $20.2 million. Decreased operating results from the Company's daywork drilling business segment contributed to the reduction in revenues and operating income.

                                Nine Months Ended
                                  September 30,
                             ----------------------    Increase
                                1999         1998     (Decrease)
                             ---------    ---------    ---------
                                         (in thousands)
Revenues:
  Daywork drilling           $  98,523    $ 177,117    $ (78,594)
  Engineering services         153,687      108,427       45,260
  MOPU operations                3,698        7,027       (3,329)
  Corporate office and other       172          550         (378)
  Eliminations                 (30,689)     (23,882)      (6,807)
                             ---------    ---------    ---------
     Consolidated            $ 225,391    $ 269,239    $ (43,848)
                             =========    =========    =========

Operating income (loss):
  Daywork drilling           $   1,026    $  62,885    $ (61,859)
  Engineering services          30,822       25,580        5,242
  MOPU operations                1,318        2,630       (1,312)
  Corporate office and other   (10,759)     (10,557)        (202)
                             ---------    ---------    ---------
    Consolidated             $  22,407    $  80,538    $ (58,131)
                             =========    =========    =========

   Daywork Drilling

   Daywork drilling revenues decreased $78.6 million and operating income decreased $61.9 million in the first nine months of 1999 compared to the same period in 1998. The decreases in revenues and operating income were primarily due to reduced dayrates and utilization. These decreases were partially offset by revenues and operating income from 3 rigs which commenced operations subsequent to the second quarter of 1998 and revenues associated with a contract termination during the first quarter of 1999.

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

   Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jack-up drilling rigs operating in the U.S. Gulf of Mexico to RBF USA. Based upon the terms of the Management Agreement, RBF USA manages these rigs for a fixed daily rate and earns 20% of the net profit and bears 20% of the net loss generated by each rig. The Company recognizes the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $8.9 million and operating expenses of $12.2 million associated with this Management Agreement during the first nine months of 1999.

   See "Results of Operations  Three Months Ended September  30,  1999  and
1998."

   The following table summarizes revenues for significant classes of the Company's drilling rigs:

                              Nine Months Ended
                                September 30,
                            ---------------------     Increase
                              1999         1998      (Decrease)
                            --------    ---------    ---------
                                      (in thousands)
Daywork drilling revenues (1):
  Jack-up rigs:
    International           $ 24,687    $  43,371    $ (18,684)
    Domestic                  16,522       77,509      (60,987)
  Land rigs                   49,238       36,882       12,356
  Platform / Workover rigs     8,076       18,934      (10,858)
  Other (2)                        -          421         (421)
                            --------    ---------    ---------
     Total                  $ 98,523    $ 177,117    $ (78,594)
                            ========    =========    =========
---------
(1)  Includes revenues earned from affiliates.
(2)  Includes labor maintenance contracts in the first nine months of 1998.

   Engineering Services

   Engineering services revenues increased $45.3 million and operating income increased $5.2 million in the first nine months of 1999 compared to the same period in 1998. The Company completed 29 turnkey contracts in the first nine months of 1999 compared to 14 turnkey contracts in the same period in 1998. Fifteen of the contracts completed during the first nine months of 1999 were international contracts in Venezuela compared to 10 international contract completions in the same period in 1998. The Company has expanded its turnkey operations in the U.S. Gulf of Mexico and completed 14 contracts in the first nine months of 1999 compared to four wells completed during the same period in 1998. The 14 domestic turnkey contracts completed in the first nine months of 1998 incurred losses which negatively affected margins in that period.

   In April 1998, the Company was awarded a contract from PDVSA to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and was expected to utilize 7 of the Company's land drilling rigs in Venezuela. However, during the first quarter of 1999, in response to the downturn in the market, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of September 30, 1999, the Company had completed 24 wells with 11 wells remaining to be completed. Such remaining wells are expected to be completed by the end of the first quarter in 2000. In regards to the remaining 25 of the original 60 wells, a contractual commitment no longer exists and no assurance can be given that such wells will ultimately be drilled.

   For the nine months ended September 30, 1999, revenues from PDVSA of $120.5 million accounted for 53% of the Company's consolidated operating revenues.

   See "Results of Operations  Three Months Ended September  30,  1999  and
1998."

   MOPU Operations

   MOPU revenues decreased $3.3 million and operating income decreased $1.3 million in the first nine months of 1999 compared to the same period in 1998. The decreases in revenues and operating income were primarily due to one MOPU which was stacked during the first nine months of 1999. The Company's other three MOPUs are currently under contract and operating.

   See "Results of Operations  Three Months Ended September  30,  1999  and
1998."

   Corporate Office and Other

   Corporate Office and Other includes corporate overhead and other non-reportable business segments. Operating losses were higher in the first nine months of 1999 as compared to the same period in 1998 despite a reduction in the Company's personnel and the consolidation of the Company's corporate office which was relocated to R&B Falcon's corporate office in July 1999. Such increase is due to the allocation of overhead from R&B Falcon (see Note A of Notes to Interim Consolidated Financial Statements) and the amortization of goodwill during the first nine months of 1999.

   See "Results of Operations  Three Months Ended September  30,  1999  and
1998."

   Other Income (Expense) and Income Taxes

   The Company recognized $16.6 million of other expense, including income taxes, during the first nine months of 1999 compared to $37.1 million of other expense during the same period in 1998. The net decrease resulted primarily from a decrease in income taxes of $20.2 million. See "Liquidity and Capital Resources."

   See "Results of Operations  Three Months Ended September  30,  1999  and
1998."

Liquidity and Capital Resources

   Cash and cash equivalents increased $43.0 million from $36.3 million at December 31, 1998 to $79.3 million at September 30, 1999. The increase resulted from $53.4 million provided by operating activities, offset in part by $10.0 million used in investing activities and $.3 million used in financing activities.

   Operating Activities

   Net cash of $53.4 million provided by operating activities included $20.1 million provided by working capital and other activities. "Drilling Contracts in Progress" decreased due to the completion of the 8 turnkey contracts that were in progress at December 31, 1998.

   Investing Activities

   Net cash of $10.0 million used in investing activities during the first nine months of 1999 included capital expenditures of $10.5 million used primarily to fund renovation activities on various drilling rigs and to purchase drill pipe.

   The Company has capital expenditure plans totaling approximately $8.8 million during the remainder of 1999 and 2000 primarily for drilling rig capital expenditures and drill pipe purchases. The Company intends to fund these capital expenditures with available cash and internally-generated cash flow. The Company's projection of the remainder of 1999 and 2000 capital expenditures is based upon a continuation of the Company's program to upgrade rigs and related equipment. The actual level of capital expenditures may be higher due to contract requirements or in the event of unforeseen breakdown of equipment that was not scheduled for replacement, or lower in the event of inadequate cash flow from operations.

   Financing Activities

   Long-term debt at September 30, 1999 consists solely of Senior Notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.4 million. In addition to the $150.0 million of Senior Notes sold during 1996, the Company sold $50.0 million of Senior Notes on August 7, 1997 at a premium of $3.9 million. Considering the premium, the effective interest rate on the $50.0 million Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

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

   The indenture under which th e Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and make dividends or other payments.

   The Company currently maintains a $35.0 million revolving credit facility ("Revolving Credit Facility") with ING (U.S.) Capital Corporation ("ING") which matures on January 3, 2000. At September 30, 1999, the
Company had no indebtedness outstanding under the Revolving Credit Facility, but had $.4 million in letters of credit outstanding, thereby leaving $34.6 million available under the credit facility.

   Foreign Operations

   Approximately 83% of the Company's revenues and a substantial portion of its operating income were derived from its foreign operations, primarily Venezuela, in the first nine months of 1999. These operations are subject to customary political and foreign currency risks in addition to operational risks. The Company has attempted to reduce these risks through insurance and the structure of its contracts. The Company may be exposed to the risk of foreign currency losses in connection with its foreign operations. Such losses are the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company's foreign exchange gains and losses are primarily attributable to the Venezuelan Bolivar. The effects of these transactions resulted in a loss of $.5 million in the first nine months of 1999 which is included in "Operating Expenses" in the Consolidated Statements of Operations. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances. The Company will continue to be exposed to future foreign currency gains and losses if the currency continues to be volatile.

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

Year 2000

   The Company is dependent upon R&B Falcon for its Year 2000 ("Y2K") compliance and the following is a description of R&B Falcon's Y2K compliance efforts. R&B Falcon has focused its Y2K compliance efforts in three areas: information technology systems, embedded technology systems and systems used by third parties with which R&B Falcon and the Company have a substantial relationship. R&B Falcon has completed its investigation and evaluation of these systems and has substantially completed the process of correcting the identified problems.

   Information Technology Systems

   The testing and validation phase for information technology systems includes testing of each individual information technology system that could be affected. Through the information technology systems investigation, R&B Falcon determined that the accounting software utilized by the Company required substantial modification or replacement. The domestic accounting software was replaced with Y2K compliant software during the fourth quarter of 1998 at a total cost of approximately $2.3 million, the majority of which was capitalized. Software replacements in the Company's foreign offices has been completed during 1999 at a total cost of approximately $.2 million. R&B Falcon additionally determined that certain of its remaining accounting software and systems were not Y2K compliant. R&B Falcon personnel have completed the majority of these modifications and the remaining non-compliant software will phased out.

   Embedded Technology Systems

   Embedded technology systems primarily relate to the technology on board R&B Falcon's (including the Company's) drilling units. The testing and validation phase for the embedded technology systems includes testing each high and medium priority system, which consists primarily of all systems located on drilling units included in the Deepwater and Shallow Water
Divisions. For systems on board the Inland Water units, R&B Falcon completed on site testing and received confirmation of Y2K compliance from the manufactures of these systems.

   To facilitate the embedded technology systems investigation, R&B Falcon hired an additional employee whose primary responsibility is the evaluation of these technology systems. This evaluation was completed in the second quarter of 1999. The equipment evaluated did not demonstrate any equipment failures or other significant Y2K compliance issues. Based on these evaluations, R&B Falcon estimates that the total cost to replace or upgrade non-compliant embedded technology systems will be less than $.5 million.

   Third Party Systems

   R&B Falcon is contacting third parties with which it and the Company have substantial relationships to determine what actions may be needed to mitigate its risks relating to the effects third party technology failures may have on R&B Falcon and the Company. R&B Falcon sent out requests for information to all of its electrical and electronic contractors in August 1998 and has received information from 85% of them regarding their Y2K efforts. Questionnaires were sent in the first quarter of 1999 to all of R&B Falcon's suppliers and third party vendors. Based on the responses received thus far, it is evident that our contractors and suppliers are placing a priority on achieving Y2K compliance. In the event R&B Falcon's and the Company's major suppliers or customers do not successfully and timely achieve Y2K compliance, R&B Falcon's and the Company's operations could be adversely affected.

   Contingency Plans

   R&B Falcon is continuing to monitor, on an ongoing basis, the problems and uncertainties associated with Y2K issues and their potential consequences. R&B Falcon and the Company have accepted the position that there will be some finite levels of risk that some systems will not fully function after Y2K. A risk-based approach has identified those items where absolute compliance is not guaranteed by the vendor or supplier, and contingency plans are being developed to deal with any safety related possibilities. These contingency plans were completed in the second quarter of 1999.

   In addition to the safety related contingency plans directly related to uncertainties with equipment, R&B Falcon (including the Company) maintains plans for all critical safety equipment as part of its normal business. These critical safety plans are currently being modified to fit the Y2K criteria. These modifications primarily include: having personnel standing by at critical equipment stations before the specified time changes, having no crane lifts in operation and having all drilling units in a non-drilling mode. Failure of this type of equipment, whether related to normal operational risk or Y2K problems, must be managed with contingency planning. For this reason, additional risk due to the Y2K issue does not measurably affect the risk to personnel or equipment beyond the normal failure due to other causes.

Other

   Certain executive officers of the Company were terminated during the period from May to July of 1999 as a result of the Merger. Certain executive officers of R&B Falcon have assumed the responsibilities previously performed by these individuals.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to changes in interest rates with respect to its debt obligation. The Company's debt obligation as of September 30, 1999 consists of Senior Notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.4 million at a fixed rate of 10.25% due 2003. The estimated fair value of the Company's debt obligation at September 30, 1999 was $209.6 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

(b)  Reports on Form 8-K

     There were no Current Reports on Form 8-K filed by the Company during the three months ended September 30, 1999.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLIFFS DRILLING COMPANY

Date: November 15, 1999                  By: /s/T. W. Nagle
                                            --------------------
                                            T. W. Nagle
                                            Vice President
                                            (Principal Financial Officer)