Form 10-K405
period 1999-12-31
CLIFFS DRILLING CO
filed 2000-03-30
CIK 831964

==========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             ________________


                                 FORM 10-K
(Mark One)
 _X_    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the fiscal year ended December 31, 1999
                               OR
 ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ___________ to ___________.


                       Commission File No. 001-12797


                          CLIFFS DRILLING COMPANY
          (Exact Name of Registrant as Specified in its Charter)


           Delaware                                 76-0248934
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)

                   901 Threadneedle, Houston, TX  77079
            (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code:  (281) 496-5000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

The registrant meets the conditions set forth in Section I of the General Instructions of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best   of   registrant's  knowledge,  in  definitive  proxy  or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

===========================================================================


                             TABLE OF CONTENTS
                             -----------------
                                                            Page
                                  PART I
                                  ------
Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                  PART II
                                  -------
Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                PART III
                                --------
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners  and  Management
Item 13. Certain Relationships and Related Transactions

                                 PART IV
                                 -------
Item 14. Exhibits, Financial Statements and Reports on Form 8-K

Signatures

                 ________________________________________

                FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

This Annual Report on Form 10-K may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses, margins and contract rates and terms. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes. Such assumptions include the contract status of the Company's offshore units, general market conditions prevailing in the marine drilling industry (including daily rates and utilization) and various other trends affecting the marine drilling industry, including world oil prices, the exploration and development programs of the Company's customers, the actions of the Company's competitors and economic conditions generally.


                                  PART I

Item 1. Business and Item 2. Properties

  The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction I (2)(d) of Form 10-K.

                                The Company

  Cliffs Drilling Company, a Delaware corporation (the "Company"), is an international contract drilling and engineering company. Effective December 1, 1998, a change in control of the Company occurred as a result of the merger of RBF Cliffs Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of R&B Falcon Corporation ("R&B Falcon"), with and into the Company (the "Merger"). The Merger was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998 among R&B Falcon, Merger Sub and the Company. As a result of the Merger, each outstanding share of common stock, $0.01 par value, of the Company was converted into 1.7 shares of R&B Falcon common stock. The Company is now a wholly-owned subsidiary of R&B Falcon.

                            Business - General

  The Company's primary business is providing marine and land contract drilling services (daywork and turnkey basis), engineering services, and to a lesser extent, the development and operation of mobile offshore production units ("MOPUs"). The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela, Trinidad and the Middle East.

            Significant Developments During 1999 and Early 2000

  The most significant development for the Company during 1999 was the continued decline in demand for contract drilling services. Such decline began in mid-1998 and continued throughout 1999. The decline has been particularly dramatic in the domestic barge rig and jack-up markets, where the Company is one of the largest contractors. In response to these conditions, the Company has implemented cost-cutting measures, primarily reducing its labor force and taking rigs off the market. In addition to cost-cutting measures, the Company will try to expand its turnkey drilling activities as a means of generating additional opportunities for its idle rigs to be put to work.

  The following are other significant developments that occurred in 1999 and early 2000:

  In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of December 31, 1999, the Company had completed 29 wells with six wells in progress, which are expected to be completed by the end of April 2000. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, some of the rigs that were working on a turnkey basis are expected to obtain work with PDVSA or other operators on either a dayrate or integrated services contract basis. The Company is currently bidding on dayrate contracts with PDVSA which could utilize up to four rigs. Also, in
December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked.

  In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, the Company intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, one insurer has denied coverage and the others have reserved their rights. If necessary, the Company intends to take appropriate legal action to enforce its rights with respect to such policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

                            The Company's Fleet

  The following sets forth a brief description of the types and capabilities of the rigs operated by the Company. Rigs described as "operating" are under contract (including rigs being mobilized under contract). Rigs described as "warm stacked" are ready for service and are being actively marketed. Rigs described as "cold stacked" are not being actively marketed but are capable of being returned to service with little or no refurbishment unless otherwise noted.

  The following table provides certain information regarding the Company's fleet as of February 29, 2000.

                                Year     Water      Drilling
                             Delivered/  Depth      Depth
Equipment    Rig Description Refurbished Capability Capability Location Status
---------    --------------- ----------- ---------- ---------- -------- ------
Jack-Up Drilling Rigs                     (expressed in feet)
---------------------
 Cantilevered Independent
    Leg Jack-up Rigs
LaSALLE      DMI 200-IC       1982/1997     190      25,000    Qatar     Cold
                                                                         Stacked
CLIFFS       MLT 150-44-C     1979/1998     150      20,000    U.S.Gulf  Operat-
 DRILLING 150                                                            ing
CLIFFS       BMC 150-H        1981/1993     150      25,000    U.S.Gulf  Cold
 DRILLING 151                                                            Stacked
CLIFFS       MLT 150-44-C     1979/1996     150      20,000    U.S.Gulf  Cold
 DRILLING 154                                                            Stacked
                                                                         (1)
CLIFFS       Levingston 011-C 1980/1998     150      22,000    U.S.Gulf  Operat-
 DRILLING 155                                                            ing
CLIFFS       BMC 150-H        1983/1998     150      25,000    U.S. Gulf Operat-
 DRILLING 156                                                            ing
CLIFFS       BMC 150-IC       1980/1998     160      20,000    Qatar     Cold
 DRILLING 160                                                            Stacked

 Slot type Mat-Supported
   Jack-up Rig
CLIFFS       BMC 250-MS         1978        184      25,000    U.S.Gulf  Cold
 DRILLING 180                                                            Stacked

 Cantilevered Mat-Supported
   Jack-up Rigs
CLIFFS       Bethlehem JU-     1982/1993    100      25,000    U.S.Gulf  Cold
 DRILLING 100    100MC                                                   Stacked
CLIFFS       McDermott 87-C    1973/1991    100      15,000    Trinidad  Operat-
 DRILLING 101                                                            ing
CLIFFS       Bethlehem JU-     1982/1996    110      25,000    Trinidad  Operat-
 DRILLING 110    100MC                                                   ing
CLIFFS       Bethlehem JU-     1980/1993    150      25,000    U.S. Gulf Operat-
 DRILLING 152    150MC                                                   ing
CLIFFS       Bethlehem JU-     1980/1994    150      25,000    U.S.Gulf  Operat-
 DRILLING 153    150MC                                                   ing
CLIFFS       Bethlehem JU-     1979/1998    200      25,000    U.S.Gulf  Operat-
 DRILLING 200    200MC                                                   ing
CLIFFS       Bethlehem JU-     1980/1996    200      20,000    Brazil    Operat-
 DRILLING 201    200MC                                                   ing
CLIFFS       Bethlehem JU-     1980/1998    200      25,000    Venezuela Warm
 DRILLING 202    200MC                                                   Stacked

Platform Drilling Rigs
----------------------
CLIFFS            -            1988/1998     -       18,000    China     Operat-
 DRILLING 1                                                              ing
CLIFFS            -            1993/1998     -       25,000    Trinidad  Warm
 DRILLING 3                                                              Stacked
CLIFFS            -              1996        -       12,000    Brazil    Operat-
 DRILLING 17                                                             ing

Land  Drilling Rigs
-------------------
CLIFFS        National 1320    1977/1994     -       25,000    Venezuela Warm
 DRILLING 28                                                             Stacked
CLIFFS        Oilwell E-2000   1980/1998     -       18,000    Venezuela Operat-
 DRILLING 34                                                             ing
CLIFFS        Oilwell E-2000   1980/1997     -       18,000    Venezuela Warm
 DRILLING 35                                                             Stacked
CLIFFS        Oilwell E-2000   1982/1998     -       18,000    Venezuela Warm
 DRILLING 36                                                             Stacked
CLIFFS        Oilwell E-2000   1982/1998     -       18,000    Venezuela Operat-
 DRILLING 37                                                             ing
CLIFFS        National 1320    1980/1998     -       25,000    Venezuela Warm
 DRILLING 40     -UE                                                     Stacked
CLIFFS        National 1320    1981/1994     -       25,000    Venezuela Warm
 DRILLING 41                                                             Stacked
CLIFFS        National 1320    1981/1994     -       25,000    Venezuela Operat-
 DRILLING 42     -UE                                                     ing
CLIFFS        National 1320    1981/1991     -       25,000    Venezuela Warm
 DRILLING 43     -UE                                                     Stacked
CLIFFS        National 1320    1981/1995     -       30,000    Venezuela Operat-
 DRILLING 54     -UE                                                     ing
CLIFFS        National 1320    1983/1997     -       35,000    Venezuela Operat-
 DRILLING 55     -UE                                                     ing

Barge Rigs
----------
RIG 40        Oilwell/EMD      1980/1994    150      25,000    Venezuela Warm
                                                                         Stacked
RIG 42        National/EMD     1982/1994    150      25,000    Venezuela Warm
                                                                         Stacked
RIG 43        National/EMD     1982/1994    150      25,000    Venezuela Warm
                                                                         Stacked
Mobile Offshore Production Units
--------------------------------
CLIFFS             -           1967/1995    150        -       U.S.Gulf  Operat-
 DRILLING 4                                                              ing
CLIFFS             -           1977/1993    250        -       U.S.Gulf  Operat-
 DRILLING 8                                                              ing
CLIFFS             -           1979/1993    250        -       Qatar     Cold
 DRILLING 10                                                             Stacked
LANGLEY            -           1965/1996    150        -       Nigeria   Operat-
___________                                                              ing

(1) This rig is also in need of substantial refurbishment to  be activated.

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

  In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, the Company intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, one insurer has denied coverage and the others have reserved their rights. If necessary, the Company intends to take appropriate legal action to enforce its rights with respect to such policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

  The Company is party to a number of other lawsuits which are ordinary, routine litigation incidental to the Company's business, the outcome of which, individually, or in the aggregate, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  None


                                  PART II

Item  5.  Market for the Registrant's Common Stock and Related  Stockholder
Matters

  The common stock of the Company was traded on the New York Stock Exchange under the symbol "CDG" from April 3, 1997 through November 30, 1998. The following table sets forth the range of high and low sales prices per share of common stock for each calendar quarter as reported by the New York Stock Exchange through November 30, 1998, the last trading date for the common stock. As a result of the Merger which became effective on December 1, 1998, R&B Falcon owns all of the outstanding common stock of the Company, and the Company's common stock is no longer publicly traded.

                                        Sales Price
                                    -------------------
                                      High        Low
        1998                        -------     -------
            1st Quarter             $ 51.81     $ 32.38
            2nd Quarter               57.31       31.75
            3rd Quarter               33.38       13.25
            4th Quarter (a)           27.94       13.75


(a) For the period through November 30, 1998, the last trading date for the common stock.

  The Company has never paid cash dividends on its common stock. Under the Company's 10.25% Senior Notes due 2003, the Company is restricted from declaring, making or paying cash dividends on its common stock.

Item 6. Selected Financial Data

   Under  the reduced disclosure format permitted by General Instruction  I
(2)(a) of Form 10-K, the information otherwise required by this item has been omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction I(2)(a) of Form 10-K.

General

  Effective December 1, 1998, a change in control of the Company occurred as a result of the Merger. The Company is now a wholly-owned subsidiary of R&B Falcon. Effective September 30, 1999, Falcon Drilling de Venezuela, Inc. ("Falcon Venezuela"), a wholly-owned subsidiary of R&B Falcon, was merged with the Company. The primary assets of Falcon Venezuela were three barge rigs located in Venezuela. The merger was accounted for similar to a pooling of interests. See Note A of Notes to Consolidated Financial Statements.

Results of Operations

  The Company recognized a net loss of $8.7 million in 1999 compared to net income of $51.1 million in 1998. Such decrease in net income is primarily due to a $74.9 million decrease in operating income due to the following: revenues decreased $7.0 million due to a decrease in daywork drilling due to lower utilization and dayrates, offset by an increase in engineering services due to an increase in the number of turnkey wells completed in 1999 versus 1998. The Company completed 43 turnkey wells in 1999 versus 17 in 1998. Operating expenses increased $48.3 million primarily due to the increase in the number of turnkey wells completed in 1999, offset partially by lower operating expenses for daywork drilling due to lower utilization. Depreciation, depletion and amortization increased $9.8 million primarily due to the $97.5 million increase in property and equipment on December 1, 1998. Such increase was due to recording property and equipment at its estimated fair value as a result of the Merger. General and administrative expenses increased $9.8 million despite reduced overhead costs as a result of the Merger primarily due to a $16.1 million overhead allocation from R&B Falcon.

Industry Conditions and Liquidity

  Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began to recover, but there can be no assurance that demand for drilling rigs and related services will recover proportionately. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil company's lease inventory and existing drilling commitments on leases held, 4) the oil company's free cash flow and general funding availability, 5) the oil company's internal reserve replacement requirements, and 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is by far the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse affect on the Company's liquidity, financial position and results of operations.

  In addition, the Company is subject to risks inherent in foreign operations, principally in Venezuela. In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of December 31, 1999, the Company had completed 29 wells with six wells in progress, which are expected to be completed by the end of April 2000. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, some of the rigs that were working on a turnkey basis are expected to obtain work with PDVSA or other operators on either a dayrate or integrated services contract basis. The Company is currently bidding on dayrate contracts with PDVSA which could utilize up to four rigs. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked.

  The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will depend upon the success of the Company's operations. The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, and cash on hand will be sufficient to satisfy the Company's short-term and long-term liquidity requirements. However, if the Company requires additional funds, R&B Falcon will provide such funds and the Company's management believes such funds would be available if needed.

Other

  In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, the Company intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, one insurer has denied coverage and the others have reserved their rights. If necessary, the Company intends to take appropriate legal action to enforce its rights with respect to such policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company may enter into forward exchange contracts to hedge specific commitments and anticipated transactions but not for speculative or trading purposes. However, the Company's contracts generally provide for payment in U.S. dollars and the Company does not maintain significant foreign currency cash balances. See Note A of Notes to Consolidated Financial Statements.

  The Company is exposed to changes in interest rates with respect to its debt obligation. The Company's debt obligation as of December 31, 1999 consists of senior notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.3 million at a fixed rate of 10.25% due 2003. The estimated fair value of the Company's debt obligation at December 31, 1999 was $204.7 million.

  The Company is exposed to changes in the price of oil and natural gas. The contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

Item 8.  Financial Statements and Supplementary Data

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholder
Cliffs Drilling Company

   We have audited the accompanying consolidated balance sheet of Cliffs Drilling Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, cash flows and stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company and subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/Arthur Andersen LLP

Houston, Texas
February 22, 2000


                     REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Cliffs Drilling Company

  We have audited the accompanying consolidated balance sheet of Cliffs Drilling Company as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standard generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company at December 31, 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



/s/ERNST & YOUNG LLP

Houston, Texas
February 17, 1999



                          CLIFFS DRILLING COMPANY
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                        December 31, 1999 and 1998
                 (in thousands, except share information)

                                                  1999          1998
                                               ---------     ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 103,730     $  36,276
  Accounts receivable:
    Trade, net                                    38,734        35,670
    Other                                         10,013         6,984
  Materials and supplies inventory                 7,684        10,335
  Drilling contracts in progress                  16,674        29,483
  Other current assets                             1,871         4,861
                                               ---------     ---------
      Total current assets                       178,706       123,609
                                               ---------     ---------
INVESTMENTS IN AND ADVANCES TO
  UNCONSOLIDATED INVESTEES                         4,657         2,580
                                               ---------     ---------
PROPERTY AND EQUIPMENT:
  Drilling                                       558,286       504,189
  Other                                            4,171         4,550
                                               ---------     ---------
      Total property and equipment               562,457       508,739
  Accumulated depreciation, depletion and
    amortization since December 1, 1998          (49,617)       (2,898)
                                               ---------     ---------
      Net property and equipment                 512,840       505,841
                                               ---------     ---------

GOODWILL, NET OF ACCUMULATED AMORTIZATION         84,795        70,579
                                               ---------     ---------
DEFERRED CHARGES AND OTHER ASSETS                  6,755         4,139
                                               ---------     ---------
DUE FROM PARENT                                        -        10,508
                                               ---------     ---------
TOTAL ASSETS                                   $ 787,753     $ 717,256
                                               =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable, trade                      $   8,338     $  11,636
  Accrued liabilities                             75,466        41,305
                                               ---------     ---------
      Total current liabilities                   83,804        52,941

LONG-TERM OBLIGATIONS                            201,936       202,935
DEFERRED INCOME TAXES                             43,050        55,094
OTHER NONCURRENT LIABILITIES                       1,957         1,797
PAYABLE TO PARENT                                 28,585             -
                                               ---------     ---------
     Total liabilities                           359,332       312,767
                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value, 30,000,000
    shares authorized and 1,100 and 1,000
    shares issued and outstanding at
    December 31, 1999 and 1998, respectively           -             -
  Capital in excess of par value                 405,069       405,069
  Retained earnings (deficit) since
    December 1, 1998                              23,352          (580)
                                               ---------     ---------
     Total stockholder's equity                  428,421       404,489
                                               ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $ 787,753     $ 717,256
                                               =========     =========

The accompanying notes are an integral part of the consolidated financial statements.




                          CLIFFS DRILLING COMPANY
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                              -------------------------------
                                                 1999       1998       1997
                                              ---------  ---------  ---------
OPERATING REVENUES                            $ 328,225  $ 335,239  $ 261,887
                                              ---------  ---------  ---------
COSTS AND EXPENSES:
   Operating expenses                           246,394    198,087    145,182
   Depreciation, depletion and amortization      38,491     28,701     20,443
   General and administrative                    22,215     12,455      8,731
                                              ---------  ---------  ---------
                                                307,100    239,243    174,356
                                              ---------  ---------  ---------
OPERATING INCOME                                 21,125     95,996     87,531
                                              ---------  ---------  ---------
OTHER INCOME (EXPENSE):
   Interest expense                             (20,973)   (20,443)   (17,838)
   Interest income                                3,442      2,080      1,941
   Income (loss) from equity investees           (1,041)       585      1,745
   Other, net                                      (405)      (584)    (1,596)
                                              ---------  ---------  ---------
     Total other income (expense)               (18,977)   (18,362)   (15,748)
                                              ---------  ---------  ---------
INCOME BEFORE INCOME TAX EXPENSE                  2,148     77,634     71,783
INCOME TAX EXPENSE                               10,887     26,545     25,124
                                              ---------  ---------  ---------
NET INCOME (LOSS)                             $  (8,739) $  51,089  $  46,659
                                              =========  =========  =========
NET INCOME PER COMMON SHARE:
   Basic                                          N/A        N/A    $    3.06
                                              =========  =========  =========
   Diluted                                        N/A        N/A    $    3.01
                                              =========  =========  =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
    Basic                                         N/A        N/A       15,237
                                              =========  =========  =========
    Diluted                                       N/A        N/A       15,493
                                              =========  =========  =========

The accompanying notes are an integral part of the consolidated financial statements.


                          CLIFFS DRILLING COMPANY
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)

                                                 Years Ended December 31,
                                               ------------------------------
                                                  1999      1998       1997
                                               ---------  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $  (8,739) $ 51,089   $ 46,659
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation, depletion and amortization      38,491    28,701     20,443
    Deferred income taxes                         (3,392)    6,621      9,307
    Mobilization expense amortization                  -       770        447
    Gain on disposition of assets                   (166)     (257)    (3,150)
    Amortization of debt issue costs                 924       927        822
    Amortization of restricted stock                   -     2,212        430
    Amortization of debt premium                    (671)     (671)      (269)
    Tax benefit associated with exercise
      of stock options                                 -       214      2,930
    Loss (income) from equity investees            1,041      (585)    (1,745)
    Other                                         (2,322)    1,055      1,465
    Changes in assets and liabilities:
      Accounts receivable, net                     1,320    21,157    (29,743)
      Materials and supplies inventory             1,527    (2,498)    (1,744)
      Drilling contracts in progress              13,533   (12,960)     1,169
      Prepaid insurance and other prepaid
         expenses                                  2,921     2,456      4,943
      Accounts payable and other accrued
         liabilities                              10,321   (11,535)    24,277
      Other                                       (2,272)        -          -
                                               ---------  --------   --------
        Net cash provided by operating
          activities                              52,516    86,696     76,241
                                               ---------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (17,376)  (69,882)   (84,535)
  Acquisition of rigs and related
    equipment, net of cash acquired                  436         -    (61,969)
  Proceeds from sale of property and
    equipment                                        497     1,836      5,627
  (Increase) decrease in investments in
    and advances to unconsolidated investees      (3,118)     (167)       353
  Collection of notes receivable                       -         -      3,696
                                               ---------  --------   --------
        Net cash used in investing activities    (19,561)  (68,213)  (136,828)
                                               ---------  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                             -         -     60,375
  Payments on borrowings                            (328)        -    (12,184)
  Proceeds from exercise of stock options              -       211      2,260
  Debt issuance costs                                  -       (32)      (923)
  Due from/payable to parent                      34,827   (10,508)         -
                                               ---------  --------   --------
        Net cash (used in) provided
          by financing activities                 34,499   (10,329)    49,528
                                               ---------  --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      67,454     8,154    (11,059)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                          36,276    28,122     39,181
                                               ---------  --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 103,730  $ 36,276   $ 28,122
                                               =========  ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid, net of capitalized interest   $  20,652  $ 20,188   $ 16,406
  Income taxes paid                            $   3,622  $ 18,688   $ 11,508

The accompanying notes are an integral part of the consolidated financial statements.


                          CLIFFS DRILLING COMPANY
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the Three Years Ended December 31, 1999
                   (in thousands, except share amounts)

                                                        Notes
                                                     Receivable
                                                        from
                    Common Stock                      Officers
                  ----------------          Retained    for      Res-
                              Par   Paid-In Earnings Restricted tricted Treasury
                    Shares   Value  Capital (Deficit)  Stock    Stock    Stock
                  ---------- ----- --------- --------  ------  ------- -------
Balance at
December 31, 1996
(Pre-Acquisition) 15,133,008 $  80 $ 153,513 $ (5,717) $ (186) $ (223) $(5,299)
  Net income                                   46,659
  Stock split                   76       (76)
  Common stock
   issued in
   connection
   with offshore
   rig acquisition   437,939     4    20,496
  Restricted stock
    issuances         90,600     1     3,165                   (3,166)
  Restricted stock
    cancellations    (17,800)           (492)                     492
  Collection of
    officers'
    notes receivable                                      186
  Amortization of
    restricted stock                                              430
  Exercise of stock
    options          243,900     2     2,258
  Tax benefit
    associated
    with exercise
    of stock options                   2,930
  Employer
    contributions
    to 401(k)
    saving plan       19,233             626                               170
                  ---------- ----- --------- --------  ------ -------  -------
Balance at
December 31, 1997
(Pre-Acquisition) 15,906,880   163   182,420   40,942       -  (2,467)  (5,129)
  Net income                                   51,089
  Deferred stock
    issuances          4,200             172
  Restricted stock
    cancellations    (30,193)           (809)                     255
  Amortization of
    restricted stock                                            2,212
  Exercise of
    stock options     26,550             210
  Tax benefit
    associated with
    exercise of
    stock options                        214
  Employer
    contributions
    to 401(k)
    savings plan      39,437             611                               478
  Common stock
    issued in
    connection
    with merger        1,000
  Merger
    adjustments  (15,946,874) (163)  222,251  (92,611)                   4,651
                 ----------- ----- --------- --------  ------- ------- -------
Balance at
December 31, 1998
(Post-Acquisition)     1,000     -   405,069     (580)       -       -       -
Merger with
 Falcon Venezuela        100                    32,671
Net loss                                        (8,739)
                  ---------- ------ --------- --------  ------- ------- ------
Balance at
December 31, 1999
(Post-Acquisition)     1,100 $    - $ 405,069 $ 23,352  $     - $     - $    -
                  ========== ====== ========= ========  ======= ======= ======


The accompanying notes are an integral part of the consolidated financial statements.


                          CLIFFS DRILLING COMPANY
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  INDUSTRY CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

   CORPORATE STRUCTURE AND PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the activities and accounts of Cliffs Drilling Company (the "Company"), all wholly-owned subsidiaries of the Company and the Company's international activities which are organized as foreign branches. Effective December 1, 1998, a change in control of the Company occurred. The Company is now a wholly-owned subsidiary of R&B Falcon Corporation ("R&B Falcon") (see Note B). All significant intercompany balances and transactions have been eliminated.

   Effective September 30, 1999, Falcon Drilling de Venezuela, Inc. ("Falcon Venezuela"), a wholly-owned subsidiary of R&B Falcon, was merged with the Company. The primary assets of Falcon Venezuela were three barge rigs located in Venezuela with a net book value of approximately $28,607,000. As the merger was between two wholly-owned subsidiaries of R&B Falcon, the merger was accounted for similar to a pooling of interests. The financial results of Falcon Venezuela were combined with those of the Company for the period prior to September 30, 1999 from the time the entities were under common control. The 1998 information was not combined because the impact on the consolidated financial statements for the month ended December 31, 1998 was not material.

   The Company uses the equity method to account for affiliates in which it does not have control. On May 23, 1996, the Company acquired the stock of Viking Trinidad Limited (renamed Cliffs Drilling Trinidad Limited), which owned a 50% interest in the West Indies Drilling Joint Venture (the "WINDJV"). The WINDJV was a joint venture between Cliffs Drilling Trinidad Limited and Well Services (Marine) Limited ("Well Services"), which owned a jack-up drilling rig. On August 1, 1997, Cliffs Drilling Trinidad Limited acquired an additional 49% interest in the WINDJV from Well Services. On December 29, 1997, the Company acquired the remaining 1% interest in the WINDJV from Well Services. In 1996, the Company became a 50% joint venture partner with Perforadora Central, S.A. de C.V. by forming Cliffs Central Drilling International ("CCDI") for the marketing of drilling services in Mexico. In 1996, the Company became a 33 1/3% owner of Servicios Integrados Petroleros C.C.I., S.A. ("CCI") and in 1999, the Company became a 66 2/3% owner of CCI. CCI is a joint venture company between the Company and Inepetrol, S.A., which markets drilling services in Venezuela.

   INDUSTRY CONDITIONS/LIQUIDITY - Activity in the contract drilling industry and related oil service businesses has deteriorated significantly in the past year due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began to recover, but there can be no assurance that demand for drilling rigs and related services will recover proportionately. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil company's lease inventory and existing drilling commitments on leases held, 4) the oil company's free cash flow and general funding availability, 5) the oil company's internal reserve replacement requirements, and 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is by far the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil prices decline or a weakness in crude oil prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse affect on the Company's liquidity, financial position and results of operations.

   In addition, the Company is subject to risks inherent in foreign operations, principally in Venezuela. In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of December 31, 1999, the Company had completed 29 wells with six wells in progress, which are expected to be completed by the end of April 2000. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, some of the rigs that were working on a turnkey basis are expected to obtain work with PDVSA or other operators on either a dayrate or integrated services contract basis. The Company is currently bidding on dayrate contracts with PDVSA which could utilize up to four rigs. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked.

   The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will depend upon the success of the Company's operations. The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, and cash on hand will be sufficient to satisfy the Company's short-term and long-term liquidity requirements. However, if the Company requires additional funds, R&B Falcon will provide such funds and the Company's management believes such funds would be available if needed.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

   MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

   DRILLING CONTRACTS IN PROGRESS - The Company recognizes revenues and expenses related to its turnkey drilling contracts when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in-progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is realized. The amount of drilling contracts in progress is dependent upon the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are anticipated.

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

   PROPERTY AND EQUIPMENT - Property and equipment are carried at original cost, at adjusted net realizable value, as applicable or at market (see Note B). Major renewals and improvements are capitalized in the property accounts, while the cost of repairs and maintenance is charged to operating expenses in the period incurred. Acquisitions of rigs and related equipment have been accounted for under the purchase method of accounting and therefore, the results of the acquired assets are combined with the Company's results only from the acquisition date forward. Interest on funds borrowed for construction of qualifying assets is capitalized during the construction period. Amortization of capitalized interest is included in "Depreciation, depletion and amortization" in the Consolidated Statement of Operations. Gain (loss) on disposal of properties is credited (charged) to income. The Company's management periodically evaluates the carrying value of its property and equipment based upon the estimated undiscounted future net cash flows of the related asset compared to the carrying amount of that asset.

   Prior to November 30, 1998, depreciation of property and equipment was provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets as follows:

     Rigs and related equipment:
       Jack-up drilling rigs                        15    Years
       Platform drilling rigs                       15    Years
       Land drilling rigs                           16    Years
       MOPUs                                        10    Years
       Drill pipe                                    5    Years
     Other (excluding oil and gas properties)    3 - 5    Years

    Prior to November 30, 1998, no depreciation expense was recorded during periods of refurbishment. To provide for any deterioration that may have occurred while the rigs were not operating for an extended period of time, a minimum depreciation charge is provided at a reduced rate of 25% of the normal depreciation rate.

   Effective December 1, 1998, depreciation of property and equipment is provided on the straight-line basis at rates based upon adjusted expected useful lives of the various classes of assets as follows:

     Rigs and related equipment:
       Jack-up drilling rigs                17     Years
       Platform drilling rigs          17 - 26     Years
       Land drilling rigs                   15     Years
       MOPUs                            8 - 17     Years
       Drill pipe                            3     Years

   Effective December 1, 1998, depreciation expense is recorded during refurbishment and stacked periods.

   GAIN ON ASSET DISPOSITION - In May 1997, a long-term note receivable of the Company was repaid in connection with the Company's disposition of the various oil and gas related interests underlying such long-term note receivable. As a result, the Company recorded a net gain of $2,718,000 related to the disposition of the oil and gas related interests.

   OIL AND GAS ACCOUNTING - The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether each well had discovered proven reserves. If proved reserves are not discovered, such drilling costs are charged to expense. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

   The cost of productive leaseholds is amortized by field on the unit of production basis by applying the ratio of produced oil and gas to estimated proven reserves. Lease and well equipment and intangible drilling costs associated with productive wells are amortized based on proved developed reserves.

   GOODWILL - Goodwill was created in the Merger which was effective on December 1, 1998 (see Note B). The purchase price adjustments have been "pushed down" to the consolidated financial statements of the Company. The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). The Company's management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or affect the recoverability of its recorded goodwill.

   INCOME TAXES - Deferred income taxes are provided on items recognized in different periods for financial and tax reporting purposes. Taxable income
(loss) of the Company for taxable periods ended prior to December 1, 1998 were included in the consolidated U.S. federal income tax return of the Company. Thereafter, the taxable income (loss) of the Company is included in the consolidated U.S. federal income tax return of R&B Falcon. See Note G.

   REVENUE RECOGNITION - The Company recognizes revenues from its daywork drilling and MOPU operations as services are rendered. Turnkey drilling contract revenues are recognized when all terms and conditions of the contract have been fulfilled. The Company recognizes oil and gas revenues from its interests in producing wells based upon the sales method. In addition, when a unit's mobilization revenue exceeds the cost of the mobilization by a significant amount, the Company recognizes the excess as contract revenue during the contract preparation and mobilization period on a dayrate basis. If there is revenue that has not been recognized by the time the unit has arrived on location, the remaining amount is recognized over the primary term of the contract.

  OVERHEAD ALLOCATION - Since July 1, 1999, R&B Falcon provides substantially all of the Company's general and administrative services including personnel. General and administrative expenses including payroll costs of R&B Falcon are allocated to the Company and other subsidiaries of R&B Falcon based on revenues. General and administrative expenses allocated to the Company were $16,144,000 for the year ended December 31, 1999.

   CAPITALIZED INTEREST - The Company capitalizes interest applicable to significant upgrades of its marine equipment as a cost of such assets. There was no interest capitalized for the year ended December 31, 1999 and interest capitalized for the years ended December 31, 1998 and 1997 was $501,000 and $629,000, respectively. Capitalized interest is included as a reduction of interest expense in the Consolidated Statement of Operations.

   FOREIGN CURRENCY TRANSACTIONS - The U.S. dollar is the functional currency for all of the Company's operations. Foreign currency gains and losses are included in the Consolidated Statement of Operations during the period incurred.

   COMPREHENSIVE INCOME - For the years ended December 31, 1999, 1998 and 1997, the Company did not have any non-owner changes in equity.

   CONCENTRATION OF CREDIT RISK - The Company maintains cash balances with commercial banks throughout the world. The Company's cash equivalents generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions, therefore, bearing minimal risk. No losses were incurred during 1999, 1998 and 1997.

   Revenues can be generated from a relatively small number of customers, which are primarily major and independent foreign and domestic oil and gas companies, as well as foreign state-owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 1999 and 1998 was $3,579,000 and $472,000, respectively.

   NEWLY ISSUED ACCOUNTING STANDARDS - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. SFAS 133, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements. The Company did not early adopt SFAS 133, therefore it will be adopted in 2001.

   In November 1999, SEC Staff Accounting Bulletin: No. 100 - Restructuring and Impairment Charges ("SAB 100") was issued. SAB 100 expresses views of the staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company's accounting practices are consistent with this rule.

   In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the first quarter of 2000.

   USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on the net income (loss) or the overall financial condition of the Company.

(B)  BUSINESS COMBINATION

   Effective December 1, 1998, a change in control of the Company occurred as a result of the merger of RBF Cliffs Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of R&B Falcon, with and into the Company (the "Merger"). The Merger was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998 (the "Merger Agreement") among R&B Falcon, Merger Sub and the Company. The Company is now a wholly-owned subsidiary of R&B Falcon.

   The purchase price of $405,069,000 consisted of $385,296,000 of R&B Falcon common stock issued to Company shareholders, outstanding stock options of the Company valued at $6,215,000 that were assumed by R&B Falcon and $13,558,000 of direct acquisition costs. The value of the common stock issued to Company shareholders was calculated based on the average of the closing prices of R&B Falcon common stock from August 4, 1998 through August 17, 1998. The combination was announced on August 10, 1998.

   In connection with the Merger, the Company recorded merger costs of $1,512,000 associated with waiver and release payments, in addition to incremental restricted stock amortization of $1,806,000 related to the accelerated vesting of restricted stock. These costs are reported as general and administrative expense in the Consolidated Statement of Operations in 1998.

   The Merger was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company based on their estimated fair values. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The purchase price allocation to the Company consisted of an increase to property and equipment of $97,537,000 and an increase in the deferred tax liability of $34,138,000, which reflects the increase in the difference in the basis for tax and financial reporting purposes of property and equipment. The excess of the purchase price over the estimated fair value of net assets acquired of $86,797,000 has been accounted for as goodwill. Goodwill has increased $16,068,000 since December 31, 1998 and represents revisions to estimates used in the initial purchase price allocation, primarily related to various contingencies, offset by $1,852,000 of 1999 amortization. Amortization expense for 1998 was $150,000.

   The accompanying Consolidated Statement of Operations include the effects of the Merger from December 1, 1998 to December 31, 1998. Unaudited pro forma consolidated operating results of the Company for the year ended December 31, 1998, assuming the Merger was effective as of January 1, 1998, are summarized as follows (in thousands):

          Revenues              $ 335,824
          Operating income      $  90,608
          Net income            $  46,389

   The pro forma information for the year ended December 31, 1998 includes adjustments for additional depreciation of $5,122,000 based on the fair market values of the drilling rigs and other property and equipment, goodwill amortization of $2,020,000 and a reduction in income taxes of $2,442,000. The pro forma information is not necessarily indicative of the results of operations had the Merger occurred on the assumed dates or the results of operations for any future period.

(C)  PROPERTY AND EQUIPMENT ACQUISITIONS

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

   On December  29,  1997,  the Company completed the  acquisition  of  two offshore platform drilling rigs, one self propelled jack-up drilling/workover rig and substantially all of the assets used in the offshore contract drilling business in Trinidad previously operated by Well Services. The purchase price totaled $44,000,000, consisting of cash of $23,500,000 and the issuance by the Company of 437,939 shares of common stock.

   Effective September 30, 1999, Falcon Drilling de Venezuela, Inc. ("Falcon Venezuela"), a wholly-owned subsidiary of R&B Falcon, was merged with the Company. The primary assets of Falcon Venezuela were three barge rigs located in Venezuela with a net book value of approximately $28,607,000. As the merger was between two wholly-owned subsidiaries of R&B Falcon, the merger was accounted for similar to a pooling of interests. The financial results of Falcon Venezuela were combined with those of the Company for the period prior to September 30, 1999 from the time the entities were under common control. The 1998 information was not combined because the impact on the consolidated financial statements for the month ended December 31, 1998 was not material.

(D)  ACCRUED LIABILITIES

   The components of "Accrued liabilities" at December 31, 1999 and 1998 were as follows (in thousands):

                                        1999       1998
                                      --------   --------
            Expenses-general          $ 54,462   $ 28,183
            Income taxes                12,572      4,085
            Payroll                      5,732      6,364
            Interest expense             2,700      2,673
                                      --------   --------
                                      $ 75,466   $ 41,305
                                      ========   ========

(E)  LONG-TERM OBLIGATIONS

   Long-term obligations at December 31, 1999 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199,672,000 and debt premium, net of amortization, of $2,264,000. In addition to the $150,000,000 of Senior Notes sold during 1996, the Company sold $50,000,000 of Senior Notes on August 7, 1997 at a premium of $3,875,000. Considering the premium, the effective interest rate on the $50,000,000 Senior Notes is 9.5%. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

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

   The Senior  Notes  are  senior  unsecured obligations  of  the  Company, ranking  pari  passu in right of payment with all senior  indebtedness  and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"), and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company. R&B Falcon is not a guarantor of the Senior Notes.

   The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to incur additional indebtedness, make capital expenditures, create liens, sell assets and pay dividends or make other payments.

   Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined such financial statements and other disclosures are not material to investors. The assets, equity, income and cash flows of the non-guarantor subsidiaries on an individual and combined basis are less than 1% of the consolidated assets, equity, income and cash flows, respectively, of the Company and are inconsequential. The combined condensed financial information of the Company's Subsidiary Guarantors is as follows (in thousands):

                                         At December 31,
                                    -----------------------
                                      1999           1998
                                    --------       --------
    Current assets                  $  9,677       $  7,133
    Noncurrent assets                 75,584         68,766
                                    --------       --------
    Total assets                    $ 85,261       $ 75,899
                                    ========       ========

    Current liabilities             $  2,046       $  3,794
    Noncurrent liabilities            71,131         63,089
    Equity                            12,084          9,016
                                    --------       --------
    Total liabilities and equity    $ 85,261       $ 75,899
                                    ========       ========

                                   Year Ended December 31,
                              ---------------------------------
                                1999         1998        1997
                              --------    --------     --------
    Revenues                  $ 16,854    $ 24,650     $ 96,166
    Operating income          $  2,051    $  5,969     $ 41,400
    Net income (loss)         $  (268)    $  3,593     $ 19,650

   Effective May 31, 1998, three Subsidiary Guarantors were merged into the Company.

   The Senior Notes had a fair value of approximately $204,664,000 at December 31, 1999, or a 2.5% premium to carrying value, based upon the quoted market price of the debt.

   The Company formerly maintained a $35,000,000 revolving line of credit ("Revolving Credit Facility"). The Revolving Credit Facility was subject to certain borrowing base limitations. All advances to the Company from the Revolving Credit Facility bore interest at the greater of the prevailing Federal Funds Rate plus .5% or a referenced average prime rate; or at the adjusted LlBOR rate plus a margin ranging from 1% to 1 5/8% per annum, based on certain financial ratios. The Company was also obligated to pay
(i) a commitment fee ranging from 3/8% to 1/2% per annum, based on certain financial ratios, on the average daily unadvanced portion of the commitments and (ii) a letter of credit fee ranging from 1% to 1 5/8% per annum, based on certain financial ratios, on the average daily undrawn and unexpired amount of each letter of credit during the period that sum remains outstanding. At December 31, 1998, $417,000 in letters of credit were outstanding, thereby leaving $34,583,000 available under this facility. At December 31, 1999, there were no amounts outstanding and on January 3, 2000 such facility was terminated by the Company.

(F)  COMMITMENTS AND CONTINGENT LIABILITIES

   In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices for the next 14 wells to be drilled under this program. In the fourth quarter of 1999, negotiations were completed for the following seven wells to be drilled under this program at further reduced margins. As of December 31, 1999, the Company had completed 29 wells with six wells in progress, which are expected to be completed by the end of April 2000. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, some of the rigs that were working on a turnkey basis are expected to obtain work with PDVSA or other operators on either a dayrate or integrated services contract basis. The Company is currently bidding on dayrate contracts with PDVSA which could utilize up to four rigs. Also, in
December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked.

   The Company leases office space, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $4,531,000, $1,956,000 and $1,534,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 1999 for subsequent years are $357,000 for 2000, $46,000 for 2001, $3,000 for 2002
and none thereafter.

   In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, the Company intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, one insurer has denied coverage and the others have reserved their rights. If necessary, the Company intends to take appropriate legal action to enforce its rights with respect to such policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

   The Company has other contingent liabilities resulting from litigation, claims and commitments incidental to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the Company.

(G)  INCOME TAXES

   The Company provided for $10,887,000 and $26,545,000 of income taxes for the years ended December 31, 1999 and 1998, respectively. This represents an effective tax rate of 507% and 34% for the years 1999 and 1998, respectively. Current taxes consist of federal income taxes and taxes paid in foreign jurisdictions.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows (in thousands):

                                                December 31,
                                           ---------------------
                                              1999        1998
                                           --------     --------
    Deferred tax liabilities:
       Depreciation                        $ 71,462     $ 55,741
       Certain prepaid expenses                   -          787
                                           --------     --------
          Total deferred tax liabilities     71,462       56,528
                                           --------     --------
    Deferred tax assets:
       Accounts receivable reserves               -         (165)
       Deferred compensation                      -         (624)
       Tax benefit carryforwards            (36,981)        (643)
       Valuation allowance                   10,487        1,026
       Other                                 (1,918)      (1,028)
                                           --------     --------
           Total deferred tax assets        (28,412)      (1,434)
                                           --------     --------
           Net deferred tax liabilities    $ 43,050     $ 55,094
                                           ========     ========

   Valuation allowance reflects the possible expiration of tax benefits (primarily foreign tax credit carryforwards) prior to their utilization.

   Tax benefits of $214,000 and $2,930,000 associated with the exercise of non-qualified stock options during the years ended December 31, 1998 and 1997, respectively, were reflected as a component of shareholders' equity prior to the Merger.

   For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

                                  For the Year Ended December 31,
                                 --------------------------------
                                   1999        1998        1997
                                 --------    --------    --------
   Income (loss) before income taxes:

     United States               $(50,325)   $ 14,099    $ 15,778
     Foreign                       52,473      63,535      56,005
                                 --------    --------    --------
         Total                   $  2,148    $ 77,634    $ 71,783
                                 ========    ========    ========

   Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                              For the Year Ended December 31,
                            ----------------------------------
                              1999         1998         1997
                            --------     --------     --------
   Current:
     Federal                $      -     $ 12,109     $ 10,907
     Foreign                  14,528        7,815        4,910
     State                        30            -            -
                            --------     --------     --------
         Total Current        14,558       19,924       15,817
                            --------     --------     --------
   Deferred:
     Federal                  (3,671)       6,994        7,908
     Foreign                       -         (373)       1,399
                            --------     --------     --------
         Total Deferred       (3,671)       6,621        9,307
                            --------     --------     --------
                            $ 10,887     $ 26,545     $ 25,124
                            ========     ========     ========

   The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                           For the Year Ended December 31,
                                           --------------------------------
                                             1999        1998        1997
                                           --------    --------    --------
  Tax at U.S. statutory rates              $    752    $ 27,172    $ 25,124
  Foreign tax provision                      14,528       7,442       6,308
  Foreign tax credits available             (14,528)     (7,442)     (4,909)
  Merger costs deductible for tax purposes        -      (1,173)          -
  Other non-deductible items                    674         228         176
  Change in valuation allowance               9,461           -      (1,589)
  Other, net                                      -         318          14
                                           --------    --------    --------
    Income tax expense                     $ 10,887    $ 26,545    $ 25,124
                                           ========    ========    ========

(H)  EMPLOYEE BENEFIT PLANS

   SAVINGS PLAN - Effective April 1, 1999, the Company's defined contribution plan ("401(k) Plan") was merged into the R&B Falcon U.S. Savings Plan. Under the 401(k) Plan (prior to April 1, 1999), an employee who had reached age 18 and completed 90 days of service was eligible to participate in the plan through contributions that ranged in one percent multiples up to 16% of their base salary (subject to certain limitations). Through November 30, 1998, the Company contributed (or "matched") on behalf of each participant shares of common stock equal to 100% of the portion of each participant's contribution up to 6% of the participant's annual salary. Effective December 1, 1998, employer contributions were made in cash. Employee contributions were 100% vested and non-forfeitable. Employer contributions were subject to a graded vesting schedule, with participants becoming fully vested upon completion of five years employment service with the Company. Contributions to the 401(k) Plan by the Company were $475,000, $1,160,000 and $737,000 for the years 1999, 1998 and 1997, respectively.

   STOCK PLANS - The Company had a 1988 Incentive Equity Plan and a 1998 Incentive Equity Plan under which stock options, stock appreciation rights, restricted stock and deferred stock awards of the Company's common stock were available for award to officers, directors and key employees. The Company's incentive equity plans were designed to attract and reward key executive personnel.

 Stock Options

   Stock options granted pursuant to the 1988 and 1998 Incentive Equity Plans expire not more than ten years from the date of grant and typically vested over three years, with 50% vesting after one year and 25% vesting in each of the succeeding two years. All of the options granted by the Company were granted at an option price equal to the fair market value of the common stock at the date of grant. All outstanding stock options vested on August 21, 1998, the date the Company signed the Merger Agreement, pursuant to change of control provisions in the related incentive equity plans and on December 1, 1998 all of the outstanding stock options were converted into R&B Falcon options.

   Changes in the number of outstanding options on the Company's common stock through December 31, 1998 are summarized as follows:
                                                             Weighted
                                                Number of    Average
                                                 Options      Price
                                                ---------    --------
   Outstanding Options at December 31, 1996      571,450      $ 11.24
     Granted                                      86,500        33.39
     Exercised                                  (243,900)        9.27
     Canceled                                    (80,000)       14.00
                                                --------
   Outstanding Options at December 31, 1997      334,050        17.76
     Granted                                     312,000        50.50
     Exercised                                   (26,550)        7.90
     Canceled                                       (500)       14.00
   Converted into R&B Falcon options            (619,000)       34.69
                                                --------      -------
   Outstanding Options at December 31, 1998            -          -
                                                ========
   Exercisable at December 31, 1997              103,550      $ 10.27

   Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), and was determined as if the Company had accounted for its employee stock options under the fair value method of that statement. For the year ended December 31, 1997, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 6.5%, a dividend yield of zero, a weighted average stock price volatility factor of 60.1% and an expected life of the options of four years.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The calculated weighted average fair values of options granted during 1997 was $17.41.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected life. This pro forma financial information is calculated in accordance with SFAS 123, but is not likely to be representative of the effects on reported net income in future years. The Company's pro forma information follows (in thousands, except per share amounts):

                                               Year Ended
                                               December 31,
                                                  1997
                                                --------
       Pro forma net income                     $ 45,965
       Pro forma net income per common share:
         Basic                                  $   3.02
         Diluted                                $   2.95

Restricted Stock

   Effective December 31, 1992, 35,000 shares of restricted common stock were made available to certain key executives for purchase at a price of $6.63 per share. The Company extended full recourse, interest-bearing loans to the key executives in the aggregate amount of $232,000. Interest was calculated at 7 1/2% per annum payable quarterly and accrued on the last day of March, June, September and December until the notes were due on December 31, 1997. All such loans were paid by December 31, 1997. In connection with the restricted stock sale, the Company executed deferred stock agreements with the executives which provided for a share match in the event certain performance criteria were achieved over the five-year period ending December 31, 1997. The performance measures were attained by the Company, resulting in an award of 14,400 additional shares of common stock on February 18, 1998. Compensation expense of $590,000 related to the deferred stock awards was accrued during 1997 when it became probable that the Company performance criteria would be met.

   In 1997, a restricted stock award of 90,600 shares was awarded to the Company's officers and key employees. Restrictions on such awards lapsed with respect to either 33 1/3% of the entire award after one year and after each of the succeeding two years or 25% of the entire award after one year and after each of the succeeding three years. All restricted stock vested on August 21, 1998, the date the Company signed the Merger Agreement, pursuant to change of control provisions in the incentive equity plans. Expense related to amortization of restricted stock was $2,212,000 and $430,000 for the years 1998 and 1997, respectively. Prior to August 21, 1998, deferred compensation expense relative to non-vested shares of restricted stock, measured by the market value of the stock on the date of grant, was amortized on a straight-line basis over the restriction period.

(I)  RIG MANAGEMENT AGREEMENT

   Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jack-up drilling rigs operating in the U.S. Gulf of Mexico to R&B Falcon Drilling USA, Inc. ("RBF USA") (the "Management Agreement"). Based upon the terms of the Management Agreement, RBF USA managed these rigs for a fixed daily rate and earned 20% of the net profit and bore 20% of the net loss generated by each rig. The Company recognized the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $14,809,000 and operating expenses of $19,184,000 associated with the Management Agreement for the year ended December 31, 1999. The Management Agreement was terminated on December 31, 1999.

(J)  EXECUTIVE TERMINATIONS

   Certain executive officers of the Company were terminated during the period from May to July of 1999 as a result of the Merger. Certain executive officers of R&B Falcon have assumed the responsibilities previously performed by these individuals.

   As a result of the termination of Mr. Douglas E. Swanson as President and Chief Executive Officer of the Company, the Company entered into a termination agreement and a non-competition agreement contract with Mr. Swanson. The related termination contract expense of $2.6 million will be amortized over three years. Amortization for 1999 amounted to $.4 million and is included in other, net per the Consolidated Statement of Operations. Mr. Swanson remains a Director of R&B Falcon.

(K)  EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 1997 (in thousands except per share amounts):

      Numerator for basic and diluted earnings per share:
        Net income                                          $ 46,659
                                                            ========
      Denominator:
        Weighted average common shares outstanding - basic    15,237
                                                            --------
        Effect of dilutive securities:
          Stock options                                          196
          Restricted stock                                        56
          Contingent deferred stock                                4
                                                            --------
        Dilutive potential common shares                         256
                                                            --------
        Weighted average common shares outstanding and
           assumed conversions - diluted                      15,493
                                                            ========
      Net income per common share:
        Basic                                               $   3.06
                                                            ========
        Diluted                                             $   3.01
                                                            ========

(L)  BUSINESS SEGMENTS

Description of the types of products and services from which each reportable segment derives its revenues

   Daywork Drilling - domestic and foreign drilling of oil and gas wells on a dayrate basis for major and independent oil and gas companies on land, inland waters and offshore.

   Engineering Services - domestic and foreign drilling of oil and gas wells on a turnkey basis for major and independent oil and gas companies on land, inland waters and offshore and foreign well engineering and management services.

   MOPU Operations - domestic and foreign operation of mobile offshore production units on a dayrate basis for major and independent oil and gas companies.

   Oil and Gas - domestic exploration, development and production of hydrocarbon reserves.

   The following table sets forth financial information with respect to the Company on a business segment basis (in thousands).

                                                Operating    Segment
                                  Revenues       Income       Assets
                                 ---------      --------    ---------
     December 31, 1999
       Daywork drilling          $ 143,693      $  3,537    $ 624,233
       Engineering services        216,017        40,864       46,958
       MOPU operations               4,942         1,820       28,192
       Oil and gas                     172          (401)         423
       Corporate office                  -       (24,695)      87,947
       Eliminations (1)            (36,599)            -            -
                                 ---------      --------    ---------
        Consolidated             $ 328,225      $ 21,125    $ 787,753
                                 =========      ========    =========

     December 31, 1998
       Daywork drilling          $ 221,470      $ 70,736    $ 567,456
       Engineering services        133,366        35,252       46,101
       MOPU operations               8,676         3,331       32,360
       Oil and gas                     272          (215)         760
       Corporate office                  -       (13,108)      70,579
       Eliminations (1)            (28,545)            -            -
                                 ---------      --------    ---------
        Consolidated             $ 335,239      $ 95,996    $ 717,256
                                 =========      ========    =========

     December 31, 1997
       Daywork drilling          $ 171,848      $ 72,906    $ 422,587
       Engineering services         91,732        20,394       40,685
       MOPU operations               8,663         3,582       34,866
       Oil and gas                     410          (330)       2,013
       Corporate office                  -        (9,021)           -
       Eliminations (1)            (10,766)            -            -
                                 ---------      --------    ---------
        Consolidated             $ 261,887      $ 87,531    $ 500,151
                                 =========      ========    =========
      ------------
      (1) Eliminations consist of intersegment sales between the daywork drilling and engineering services business segments.

   The Company derived a significant amount of its revenues from a few customers in each of the three years in the period ended December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, revenues from PDVSA (and its predecessors) accounted for 49%, 33% and 31%, respectively, of the Company's total operating revenues. Such revenues were reported in the daywork drilling and engineering services segments.

   The following table sets forth financial information with respect to the Company on a consolidated basis by geographical area (in thousands).

                                                           Long-Lived
                                            Revenues (a)   Assets (b)
                                            -----------    ---------
      December 31, 1999 (Post-Acquisition)
        United States                       $   87,711     $ 218,764
        Venezuela                              209,555       142,676
        Qatar                                    8,125        47,457
        Trinidad                                16,682        72,000
        Other                                    6,152        31,943
                                             ---------     ---------
          Total                              $ 328,225     $ 512,840
                                             =========     =========

      December 31, 1998 (Post-Acquisition)
        United States                        $ 111,902     $ 237,727
        Venezuela                              160,155       111,419
        Qatar                                   28,156        57,570
        Trinidad                                23,792        66,306
        Other                                   11,234        32,819
                                             ---------     ---------
          Total                              $ 335,239     $ 505,841
                                             =========     =========

      December 31, 1997 (Pre-Acquisition)
        United States                        $  97,199     $ 145,859
        Venezuela                              124,242        94,074
        Qatar                                   26,448        50,626
        Trinidad                                 3,797        59,561
        Other                                   10,201        19,107
                                             ---------     ---------
          Total                              $ 261,887     $ 369,227
                                             =========     =========

    (a) Revenues are attributed to countries based on the location of the drilling operations.

    (b) The Merger was effective on December 1, 1998 and was accounted for using the purchase method of accounting. The purchase price adjustments were "pushed down" and recorded in the consolidated financial statements of the Company, which affects the comparability of the post-acquisition and pre-acquisition long-lived assets. See Note B.

(M)  QUARTERLY FINANCIAL DATA (unaudited)

   Summarized quarterly financial data for the two years ended December 31, 1999, are as follows:

                                                 Quarter
                            -------------------------------------------------
                              First    Second     Third    Fourth     Total
                            --------  --------  --------  --------  ---------
                            (in thousands except for per share amounts)
1999 (1):
Revenues                    $ 84,470  $ 87,768  $ 68,128  $ 87,859  $ 328,225
Operating income (loss)       15,937     9,014     2,955    (6,781)    21,125
Net income (loss)              7,586     3,312       129   (19,766)    (8,739)

1998:
Revenues                    $ 97,636  $ 77,106  $ 94,497  $ 66,000  $ 335,239
Operating income              27,563    25,809    27,166    15,458     95,996
Net income                    14,972    13,846    14,577     7,694     51,089
Net income per common
 share (2):
  Basic                     $   0.95  $   0.87  $   0.92     N/A        N/A
  Diluted                   $   0.93  $   0.86  $   0.91     N/A        N/A

----------------

(1) The first, second and third quarters of 1999 have been restated to include the accounts of Falcon Venezuela which merged with the Company effective September 30, 1999. See Note A.
(2) As a result of the Merger, each outstanding share of common stock of the Company was converted into 1.7 shares of R&B Falcon common stock and cash in lieu of fractional shares on December 1, 1998. The Company is now a wholly-owned subsidiary of R&B Falcon.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.

                                 PART III

   Under the reduction disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Part III of Form 10-K has been omitted.

                                  PART IV

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K

  (a)Financial Statements and Exhibits

     1.  Financial Statements:

         Reports of Independent Public Accountants
         Consolidated Balance Sheet as of December 31, 1999 and 1998 Consolidated Statement of Operations for the years ended December
           31, 1999, 1998 and 1997
         Consolidated Statement of Cash Flows for the years ended  December
           31, 1999, 1998 and 1997
         Consolidated  Statement  of Stockholder's  Equity  for  the  years ended December 31, 1999, 1998 and 1997
         Notes to Consolidated Financial Statements

     2.  Exhibits

2.1 Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA., Construtora Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao LTDA., Driltech Inc. and the Company (incorporated by reference to Exhibit 2.3 to the Company's Form 10-K for the year ended December 31, 1996).

2.1.1 Amendment No. 1 dated as of January 24, 1997 to Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA., Construtora Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao LTDA., Driltech Inc. and the Company (incorporated by reference to Exhibit 2.3.1 to the Company's Form 10-K for the year ended December 31, 1996).

2.1.2 Amendment No. 2 dated as of April 24, 1997 to Stock Purchase Agreement dated as of December 6, 1996 by and among Delavney-Gestao E Consultadoria LDA., Construtora Andrade Gutierrez S.A., Andrade Gutierrez Perfuracao LTDA., Driltech Inc. and the Company (incorporated by reference to Exhibit 2.3.2 to the Company's Form 10-Q for the quarter ended March 31, 1997).

2.2 Asset Purchase Agreement dated as of December 29, 1997 by and among Cliffs Drilling Trinidad Offshore Limited, Well Services (Marine) Ltd., Charles A. Brash and Philip A. Pollonais (incorporated by reference to Exhibit 2.4 to the Company's Form 8-K dated December 29, 1997).

2.3 Agreement and Plan of Merger dated as of August 21, 1998, among R&B Falcon Corporation, RBF Cliffs Acquisition Corp. and Cliffs Drilling Company (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated August 20, 1998).

3.1 Certificate of Merger merging RBF Cliffs Acquisition Corp. with and into Cliffs Drilling Company effective December 1, 1998, filed November 25, 1998 (incorporated by reference from Exhibit 3.1.1 to the Company's Form 10-K for the year ended December 31, 1998).

3.2 Amended and Restated Certificate of Incorporation of Cliffs Drilling Company filed February 5, 1999 (incorporated by reference to Exhibit 3.1.2 to the Company's Form 10-K for the year ended December 31, 1998).

3.3 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-23508, filed August 4, 1988).

4.1 Indenture dated as of May 15, 1996 among the Company, as issuer, Cliffs Drilling Asset Acquisition Company, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc. and Cliffs Oil and Gas Company, as subsidiary guarantors, and Fleet National Bank, predecessor of State Street Bank and Trust Company, as trustee, including a Form of the Company's 10.25% Senior Notes due 2003 (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated May 23, 1996).

4.1.1 First Supplemental Indenture dated as of July 11, 1996 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company and DRL, Inc., as subsidiary guarantors, and Fleet National Bank, predecessor of State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.3.1 to the Company's Registration Statement on Form S-4, Registration No. 333-08273, filed July 17, 1996).

4.1.2 Second Supplemental Indenture dated as of January 24, 1997 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc. and Greenbay Drilling Company Ltd., as subsidiary guarantors, and Fleet National Bank, predecessor of State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.6.2 to the Company's Form 10-K for the year ended December 31, 1996).

4.1.3 Third Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited and West Indies Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, successor to Fleet National Bank, as trustee (incorporated by reference to Exhibit 4.3.3 to the Company's Registration Statement on Form S-4, Registration No. 333-36325, filed September 24, 1997).

4.1.4 Fourth Supplemental Indenture dated as of March 2, 1998 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited, West Indies Drilling Joint Venture, Cliffs Drilling (Barbados) Holdings ESRL, Cliffs Drilling (Barbados) SRL and Cliffs Drilling Trinidad Offshore Limited, as subsidiary guarantors, and State Street Bank and Trust Company, successor to Fleet National Bank, as trustee (incorporated by reference to Exhibit 4.3.4 to the Company's Form 10-K for the year ended December 31, 1997).

4.2 Rights Agreement dated effective June 17, 1997 between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form 8-A filed June 6, 1997).

4.2.1 Amendment No. 1 to Rights Agreement dated as of August 20, 1998, between Cliffs Drilling Company and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4.3.1 to the Company's Form 8-K dated August 20, 1998).

4.3 Indenture dated as of August 7, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company and DRL, Inc., as subsidiary guarantors, and State Street Bank and Trust Company, as trustee, including a form of the Company's 10.25% Senior Notes due 2003 (incorporated by reference to Exhibit
        4.4 to the Company's Registration Statement on Form S-4, Registration No. 333-36325, filed September 24, 1997).

4.3.1 First Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited and the West Indies Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, as trustee, (incorporated by reference to Exhibit 4.4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-36325, filed September 24, 1997).

4.3.2 Second Supplemental Indenture dated as of March 2, 1998 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad Limited, West Indies Drilling Joint Venture, Cliffs Drilling (Barbados) Holdings ESRL, Cliffs Drilling (Barbados) SRL and Cliffs Drilling Trinidad Offshore Limited, as subsidiary guarantors, and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.7.2 to the Company's Form 10-K for the year ended December 31, 1997).

10.1 Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-23508, filed under the Securities Act).

10.1.1 Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit
        10.7.1  to the Company's Form 10-K for the year ended December  31,
        1993).

10.1.2 Amendment No. 2 dated May 20, 1993 to the Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit
        10.7.2  to the Company's Form 10-K for the year ended December  31,
        1993).

10.1.3 Amendment No. 3 dated May 22, 1996 to the Cliffs Drilling Company 1988 Incentive Equity Plan (incorporated by reference to Exhibit
        10.7.3  to the Company's Form 10-K for the year ended December  31,
        1996).

10.2 Cliffs Drilling Company Incentive Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Registration No. 33-23508, filed under the Securities
        Act).

10.3 Cliffs Drilling Company Retention Plan for Salaried Employees (incorporated by reference to Exhibit 10.10 to the Company's
        Registration Statement on Form S-1, Registration No. 33-23508, filed under the Securities Act).

10.3.1 Amendment No. 1 dated May 17, 1990 to the Cliffs Drilling Company Retention Plan for Salaried Employees (incorporated by reference to Exhibit 10.9.1 to the Company's Form 10-K for the year ended December 31, 1993).

10.3.2 Amendment No. 2 dated May 21, 1992 to the Cliffs Drilling Company Retention Plan for Salaried Employees (incorporated by reference to Exhibit 10.9.2 to the Company's Form 10-K for the year ended December 31, 1993).

10.4 Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 33-23508, filed under the Securities Act).

10.5 Form of Restricted Stock Award Agreement entered into between the Company and certain key executive officers (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-23508, filed under the Securities
        Act).

10.6 Exploration and Development Agreement dated as of May 25, 1988 among the Company, Mosbacher Offshore, Inc. and Cliffs Oil and Gas Company (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-23508, filed under the Securities Act).

10.6.1 Letter Agreement dated February 15, 1991 extending Exploration and Development Agreement (incorporated by reference to Exhibit
        10.13.1 to the Company's Form 10-K for the year ended December  31,
        1990).

10.7 Third Restated Credit Agreement dated as of July 29, 1998 by and among Cliffs Drilling Company, Cliffs Oil and Gas Company, Cliffs Drilling International, Inc. and ING (U.S.) Capital Corporation. (incorporated by reference to Exhibit 10.13.5 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.8    Form   of   Executive  Agreement  dated  as  of   July   20,   1994
        (incorporated by reference to Exhibit 10.20 to the Company's Form 10-Q for the quarter ended June 30, 1994).

10.9 Joint Venture Agreement dated as of April 18, 1996 between Well Services (Marine) Limited and Viking Trinidad Limited, as Partners, and Well Services (Marine) Limited, as Operator, establishing the West Indies Drilling Joint Venture (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated May 23, 1996).

10.9.1 First Amendment dated effective as of April 1, 1996 to Joint Venture Agreement between Well Services (Marine) Limited and Viking Trinidad Limited, as Partners, and Well Services (Marine) Limited, as Operator (incorporated by reference to Exhibit 99.1.1 to the Company's Form 8-K dated May 23, 1996).

10.9.2 Purchase and Sale and Joint Venture Amendment Agreement dated as of July 23, 1997 by and between Well Services (Marine) Limited and Cliffs Drilling Trinidad Limited (f/k/a Viking Trinidad Limited) (incorporated by reference to Exhibit 10.20.2 to the Company's Form 10-K for the year ended December 31, 1997).

10.10 Cliffs Drilling Company Compensation Deferral Plan (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1997).

10.10.1 Amendment No. 1 to Cliffs Drilling Company Compensation Deferral Plan dated as of August 20, 1998 (incorporated by reference from Exhibit 10.23.1 to the Company's Form 8-K dated August 20, 1998).

10.10.2 Amendment No. 2 to Cliffs Drilling Company Compensation Deferral Plan dated as of November 20, 1998 (incorporated by reference from Exhibit 10.23.2 to the Company's Form 8-K dated December 1, 1998).

10.11 Cliffs Drilling Company 1998 Incentive Equity Plan (incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.11.1 Amendment No. 1 dated May 13, 1998 to the Cliffs Drilling Company 1998 Incentive Equity Plan (incorporated by reference to Exhibit
        10.24.1  to the Company's Form 10-Q for the quarter ended June  30,
        1998).

10.12 Form of Non-Qualified Stock Option Agreement for non-employee members of the Board of Directors (incorporated by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.13 Form of Non-Qualified Stock Option Agreement for key employees and officers (incorporated by reference to Exhibit 10.26 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.14 Cliffs Drilling Company Savings Plan (As Amended and Restated Effective June 21, 1988) (incorporated by reference to Exhibit
        10.27  to  the Company's Form 10-Q for the quarter ended  June  30,
        1998).

10.14.1 Amendment No. 1 to the Cliffs Drilling Company Savings Plan (As Amended and Restated Effective June 21, 1988) (incorporated by reference to Exhibit 10.27.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.15 Cliffs Drilling Company Savings Trust (As Amended and Restated Effective January 1, 1998) (incorporated by reference to Exhibit
        10.28  to  the Company's Form 10-Q for the quarter ended  June  30,
        1998).

10.16 Termination Agreement dated as of July 31, 1999 between Douglas E. Swanson and Cliffs Drilling Company.

21 Subsidiaries of the Registrant (not included as permitted by General Instruction I(2)(b) of Form 10-K).

27      Financial Data Schedule.



(b)  Reports on Form 8-K

   There were no Current Reports on Form 8-K filed during the three months ended December 31, 1999.





                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                              CLIFFS DRILLING COMPANY


                              By:   /s/ Paul B. Loyd, Jr.
                                  -------------------------------
                                  Paul B. Loyd, Jr.
                                  Chairman of the Board and
                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.



     /s/ Paul B. Loyd, Jr.
  -----------------------------
       Paul B. Loyd, Jr.
   Chairman of the Board and
    Chief Executive Officer



       /s/ Andrew Bakonyi
  -----------------------------
         Andrew Bakonyi
     Director and President


        /s/ Tim W. Nagle
  -----------------------------
          Tim W. Nagle
  Director and Vice President
   (Principal Accounting and
       Financial Officer)