Form 10-Q
period 2000-03-31
CLIFFS DRILLING CO
filed 2000-05-12
CIK 831964

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


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


   The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


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


                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                  Cliffs Drilling Company

     The financial statements for the three months ended March 31, 2000 and 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the three months ended March 31, 2000 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.


                          CLIFFS DRILLING COMPANY

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)

                                                 MARCH 31,     DECEMBER 31,
                                                    2000          1999
                                                 ---------     ------------
                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                      $  81,189      $ 103,730
  Accounts receivable:
    Trade, net                                      41,319         38,734
    Other                                            6,021         10,013
  Materials and supplies inventory                   8,348          7,684
  Drilling contracts in progress                     7,700         16,674
  Other current assets                               8,558          7,744
                                                 ---------      ---------
     Total current assets                          153,135        184,579
                                                 ---------      ---------
INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED INVESTEES                            4,922          4,657
                                                 ---------      ---------
PROPERTY AND EQUIPMENT:
  Drilling                                         564,906        558,286
  Other                                              4,396          4,171
                                                 ---------      ---------
     Total property and equipment                  569,302        562,457
  Accumulated depreciation, depletion and
  amortization since December 1, 1998              (59,097)       (49,617)
                                                 ---------      ---------
     Net property and equipment                    510,205        512,840
                                                 ---------      ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION           87,250         84,795
                                                 ---------      ---------
DEFERRED CHARGES AND OTHER ASSETS                    6,768          6,755
                                                 ---------      ---------
TOTAL ASSETS                                     $ 762,280      $ 793,626
                                                 =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade                       $  13,995         14,211
  Accrued liabilities                               73,234         75,466
                                                 ---------      ---------
     Total current liabilities                      87,229         89,677

LONG-TERM OBLIGATIONS                              201,769        201,936
OTHER NONCURRENT LIABILITIES                           434          1,957
DEFERRED INCOME TAXES                               39,816         43,050
PAYABLE TO PARENT                                   10,991         28,585
                                                 ---------      ---------
     Total liabilities                             340,239        365,205
                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value                           -              -
  Capital in excess of par value                   405,069        405,069
  Retained earnings since December 1, 1998          16,972         23,352
                                                 ---------      ---------
     Total stockholder's equity                    422,041        428,421
                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $ 762,280      $ 793,626
                                                 =========      =========

The accompanying notes are an integral part of the interim consolidated financial statements.


                       CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENT OF OPERATIONS
                           (in thousands)
                             (unaudited)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  --------------------
                                                    2000        1999
                                                  --------    --------
OPERATING REVENUES                                $ 75,824    $ 84,470
                                                  --------    --------
COSTS AND EXPENSES:
  Operating expenses                                61,983      56,895
  Depreciation, depletion and amortization          10,600       9,251
  General and administrative                         5,957       2,387
                                                  --------    --------
    Total costs and expenses                        78,540      68,533
                                                  --------    --------
OPERATING INCOME (LOSS)                             (2,716)     15,937
                                                  --------    --------
OTHER INCOME (EXPENSE):
  Interest expense                                  (5,172)     (5,278)
  Interest income                                    1,556         466
  Income from equity investees                           -         160
  Other, net                                          (214)         (4)
                                                  --------    --------
    Total other income (expense)                    (3,830)     (4,656)
                                                  --------    --------
INCOME (LOSS) BEFORE INCOME TAXES                   (6,546)     11,281

INCOME TAX EXPENSE (BENEFIT)                          (166)      3,695
                                                  --------    --------
NET INCOME (LOSS)                                 $ (6,380)   $  7,586
                                                  ========    ========

The accompanying notes are an integral part of the interim consolidated financial statements.


                          CLIFFS DRILLING COMPANY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        (in thousands) (unaudited)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        -------------------
                                                          2000       1999
                                                        --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $ (6,380)  $  7,586
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation, depletion and amortization              10,600      9,251
    Deferred income taxes                                 (3,234)     4,531
    Gain on disposition of assets                              -       (173)
    Income from equity investees                               -       (160)
    Amortization of debt issue costs                         229        231
    Amortization of debt premium                            (167)      (168)
    Other                                                   (816)        65
    Changes in assets and liabilities:
      Accounts receivable                                  1,407    (17,171)
      Materials and supplies inventory                      (664)       292
      Drilling contracts in progress                       8,974      1,731
      Prepaid insurance and other prepaid expenses          (814)       875
      Accounts payable and other accrued liabilities      (6,972)     5,646
                                                        --------   --------
         Net cash provided by operating activities         2,163     12,536
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (6,846)    (5,092)
  Proceeds from sale of property and equipment                 1        512
  Acquisition of rigs and related equipment, net of
   cash acquired                                               -        436
  Investments in and advances to unconsolidated investees   (265)    (1,097)
                                                        --------   --------
         Net cash used in investing activities            (7,110)    (5,241)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on borrowings                                       -       (328)
  Payable to parent                                      (17,594)      (482)
                                                        --------   --------
         Net cash used in financing activities           (17,594)      (810)
                                                        --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (22,541)     6,485
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         103,730     36,276
                                                        --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 81,189   $ 42,761
                                                        ========   ========

The accompanying notes are an integral part of the interim consolidated financial statements.


                          CLIFFS DRILLING COMPANY

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)


A) SIGNIFICANT ACCOUNTING POLICIES

      INDUSTRY CONDITIONS/LIQUIDITY - Activity in the contract drilling industry and related oil and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, but there can be no assurance that demand for drilling rigs and related services will recover in a similar manner. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil and gas prices decline or a weakness in crude oil and gas prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, financial position and results of operations.

      The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will depend upon the success of the Company's operations. The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, and cash on hand will be sufficient to satisfy the Company's short-term and long-term liquidity requirements. However, if the Company requires additional funds, R&B Falcon Corporation will provide such funds through additional investments in the Company, and the Company's management believes such funds would be available if needed.

      GOODWILL - Goodwill was recorded as a result of the merger of the Company and R&B Falcon Corporation in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of an income tax contingency incurred by the Company prior to December 1998. For the three months ended March 31, 2000 and 1999 amortization of goodwill was $.5 million and $.4 million, respectively.

      OVERHEAD ALLOCATIONS - As of July 1, 1999, R&B Falcon Corporation provided substantially all of the Company's general and administrative services including personnel. General and administrative expenses including payroll costs of R&B Falcon Corporation are allocated to the Company and other subsidiaries of R&B Falcon Corporation based on revenues. General and administrative expenses allocated to the Company were $5.3 million for the three months ended March 31, 2000.

      NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, an amendment to SAB 101 was issued allowing the Company to extend its evaluation of SAB 101 by three months. The Company believes its accounting practices are consistent with this rule but will complete its evaluation in the second quarter of 2000.

      RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

B) CONTINGENCIES

      In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, the Company intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, two insurers have denied coverage and the others have reserved their rights. If necessary, the Company intends to take appropriate legal action to enforce its rights with respect to such policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

C) LONG-TERM OBLIGATIONS

      Long-term debt at March 31, 2000 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.1 million. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

      The Senior Notes are senior unsecured obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"). Each Subsidiary Guarantor is 100% owned by the Company. R&B Falcon Corporation is not a guarantor of the Senior Notes.

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

                                             March 31,   December 31,
                                               2000          1999
                                             --------    -----------
            Current assets                   $  7,373      $  9,677
            Noncurrent assets                  83,434        75,584
                                             --------      --------
             Total assets                    $ 90,807      $ 85,261
                                             ========      ========

            Current liabilities              $  2,446      $  2,046
            Noncurrent liabilities             76,382        71,131
            Equity                             11,979        12,084
                                             --------      --------
             Total liabilities and equity    $ 90,807      $ 85,261
                                             ========      ========

                                              Three Months Ended
                                                   March 31,
                                             ----------------------
                                               2000          1999
                                             --------      --------
            Revenues                         $  2,724      $  4,602
            Operating income                 $     64      $    867
            Net income                       $     60      $    379


D) SEGMENT INFORMATION

      The Company's operating results by business segment are as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                               2000          1999
                                             --------      --------
       Revenues:
         Daywork drilling                    $ 26,517      $ 44,692
         Engineering services                  56,963        48,992
         MOPU operations                        1,233         1,221
         Oil and gas                               54            66
         Corporate office                           -             -
         Eliminations (1)                      (8,943)      (10,501)
                                             --------      --------
              Consolidated                   $ 75,824      $ 84,470
                                             ========      ========
       Operating income (loss):
         Daywork drilling                    $ (6,386)     $  5,835
         Engineering services                   9,730        12,739
         MOPU operations                          470           355
         Oil and gas                               54             1
         Corporate office                      (6,584)       (2,993)
                                             --------      --------
              Consolidated                   $ (2,716)     $ 15,937
                                             ========      ========

      (1) Eliminations consist of intersegment sales between the daywork drilling and engineering services business segments.

      In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. As of March 31, 2000, the Company had completed 34 of the 60 wells with one well in progress, which was completed in April 2000. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, some of the rigs that were working on a turnkey basis are expected to obtain work with PDVSA or other operators on either a dayrate or integrated services contract basis. The Company is currently bidding on dayrate contracts with PDVSA which could utilize up to four rigs. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked.

      For the three months ended March 31, 2000, revenues from PDVSA of $32.5 million ($31.9 million reported in the engineering services segment and $.6 million reported in the daywork drilling segment) accounted for 42.9% of the Company's consolidated operating revenues. For the three months ended March 31, 1999, revenues from PDVSA of $43.4 million (reported in the engineering services segment) accounted for 51.4% of the Company's consolidated operating revenues.

      Total assets by segment were as follows (in thousands):

                                        March 31,  December 31,
                                           2000        1999
                                        ---------  -----------
         Daywork drilling               $ 618,916   $ 624,233
         Engineering services              28,271      52,831
         MOPU operations                   27,423      28,192
         Oil and gas                          420         423
         Corporate office                  87,250      87,947
                                        ---------   ---------
            Consolidated                $ 762,280   $ 793,626
                                        =========   =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry Conditions and Liquidity

     Activity in the contract drilling industry and related oil and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, but there can be no assurance that demand for drilling rigs and related services will recover in a similar manner. To date, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for drilling companies, particularly in the U.S. Gulf of Mexico. Crude oil and natural gas prices have continued to fluctuate over the last several years. If crude oil and gas prices decline or a weakness in crude oil and gas prices continued for an extended period, there could be a further deterioration in both rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, financial position and results of operations.

     In addition, the Company is subject to risks inherent in foreign operations, principally in Venezuela. In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. As of March 31, 2000, the Company had completed 34 of the 60 wells with one well in progress, which was completed in April 2000. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, some of the rigs that were working on a turnkey basis are expected to obtain work with PDVSA or other operators on either a dayrate or integrated services contract basis. The Company is currently bidding on dayrate contracts with PDVSA which could utilize up to four rigs. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked.

     The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will depend upon the success of the Company's operations. The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, and cash on hand will be sufficient to satisfy the Company's short-term and long-term liquidity requirements. However, if the Company requires additional funds, R&B Falcon Corporation will provide such funds through additional investments in the Company, and the Company's management believes such funds would be available if needed.

Results of Operations

     The Company recognized a net loss of $6.4 million for the three months ended March 31, 2000 compared to net income of $7.6 million for the same period in 1999. Such decrease in net income is primarily due to the following: revenues decreased $8.6 million due to a decrease in daywork drilling due to lower utilization and dayrates, offset by an increase in engineering services due to an increase in the number of turnkey wells completed in the period. The Company completed 14 turnkey wells for the three months ended March 31, 2000 compared to six for the same period in 1999. Operating expenses increased $5.1 million primarily due to the increase in the number of turnkey wells completed in the period, offset partially by lower operating expenses for daywork drilling due to lower utilization. Depreciation, depletion and amortization increased $1.3 million primarily due to a decrease in the amount of depreciation being deferred at March 31, 2000 as compared to March 31, 1999. As the Company's turnkey operations utilize the Company's land rigs, depreciation on such land rigs is deferred until the well is completed. The Company had four turnkey wells in progress at March 31, 2000 compared to eight turnkey wells in progress at March 31, 1999. General and administrative expenses increased $3.6 million despite reduced overhead costs as a result of the merger with R&B Falcon Corporation primarily due to a $5.3 million overhead allocation from R&B Falcon Corporation for the three months ended March 31, 2000. Interest income increased $1.1 million primarily due to increased cash balances. Income tax expense decreased $3.9 million primarily due to the Company incurring a pretax loss offset by the lack of creditability of certain foreign tax credits and other revised tax estimates.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to changes in interest rates with respect to its debt obligation. The Company's debt obligation as of March 31, 2000 consists of Senior Notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $2.1 million at a fixed rate of 10.25% due 2003. The estimated fair value of the Company's debt obligation at March 31, 2000 was $199.7 million.


                        PART II  OTHER INFORMATION


Item 1. Legal Proceedings

      In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. However, the trial court has not entered a judgment on the verdict, as there are a number of matters to be ruled upon before doing so. If a judgment is entered on such verdict, the Company intends to appeal and believes its efforts to do so will be successful. The Company believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, two insurers have denied coverage and the others have reserved their rights. If necessary, the Company intends to take appropriate legal action to enforce its rights with respect to such policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

      The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration the evaluation of such actions by counsel for the Company, management is of the opinion that the outcome of all known and potential claims and litigation will not have a material adverse effect on the Company's business or consolidated financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule.  (Exhibit  27  is  being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the three months ended March 31, 2000.



                                 SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CLIFFS DRILLING COMPANY


Date: May 12, 2000               By: /s/T. W. Nagle
                                    ------------------------
                                    T. W. Nagle
                                    Vice President
                                    (Principal Accounting and
                                    Financial Officer)