Form 10-Q
period 2000-06-30
CLIFFS DRILLING CO
filed 2000-08-11
CIK 831964

================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          _____________

                            FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000
                                  or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 1-12797

                     CLIFFS DRILLING COMPANY

     (Exact name of registrant as specified in its charter)

           Delaware                          76-0248934
 (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)       Identification No.)

             901 Threadneedle, Houston, Texas  77079
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



================================================================


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


                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Company or Group of Companies for Which Report is Filed:

                  Cliffs Drilling Company

     The financial statements for the three and six month periods ended June 30, 2000 and 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the interim periods presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.


                          CLIFFS DRILLING COMPANY

                        CONSOLIDATED BALANCE SHEET
                              (in thousands)


                                                  JUNE 30,     DECEMBER 31,
                                                    2000          1999
                                                 ---------     ------------
                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                      $ 100,015      $ 103,730
  Accounts receivable:
    Trade, net                                      24,113         38,734
    Other                                            6,879         10,013
  Materials and supplies inventory                  10,120          7,684
  Drilling contracts in progress                     6,778         16,674
  Other current assets                              12,166          7,744
                                                 ---------      ---------
     Total current assets                          160,071        184,579
                                                 ---------      ---------
INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED INVESTEES                            4,933          4,657
                                                 ---------      ---------
PROPERTY AND EQUIPMENT:
  Drilling                                         630,695        558,286
  Other                                              4,455          4,171
                                                 ---------      ---------
     Total property and equipment                  635,150        562,457
  Accumulated depreciation, depletion and
  amortization since December 1, 1998              (86,694)       (49,617)
                                                 ---------      ---------
     Net property and equipment                    548,456        512,840
                                                 ---------      ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION           86,680         84,795
                                                 ---------      ---------
DEFERRED CHARGES AND OTHER ASSETS                    7,355          6,755
                                                 ---------      ---------
TOTAL ASSETS                                     $ 807,495      $ 793,626
                                                 =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade                       $  13,987         14,211
  Accrued liabilities                               63,116         75,466
                                                 ---------      ---------
     Total current liabilities                      77,103         89,677

LONG-TERM OBLIGATIONS                              201,601        201,936
OTHER NONCURRENT LIABILITIES                           447          1,957
DEFERRED INCOME TAXES                               20,727         43,050
PAYABLE TO PARENT                                  105,338         28,585
                                                 ---------      ---------
     Total liabilities                             405,216        365,205
                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value                           -              -
  Capital in excess of par value                   405,069        405,069
  Retained earnings (deficit)
    since December 1, 1998                          (2,790)        23,352
                                                 ---------      ---------
     Total stockholder's equity                    402,279        428,421
                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $ 807,495      $ 793,626
                                                 =========      =========

The accompanying notes are an integral part of the interim consolidated financial statements.



                     CLIFFS DRILLING COMPANY

              CONSOLIDATED STATEMENT OF OPERATIONS
                         (in thousands)
                           (unaudited)



                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                       JUNE 30,               JUNE 30,
                                 -------------------   ---------------------
                                   2000       1999        2000        1999
                                 --------   --------   ---------   ---------
OPERATING REVENUES               $ 48,227   $ 87,768   $ 124,051   $ 172,238
                                 --------   --------   ---------   ---------
COSTS AND EXPENSES:
  Operating expenses               40,654     66,253     102,637     123,148
  Depreciation, depletion and
    amortization                   10,059     10,112      20,659      19,363
  General and administrative        2,818      2,389       8,775       4,776
                                 --------   --------   ---------   ---------
    Total costs and expenses       53,531     78,754     132,071     147,287
                                 --------   --------   ---------   ---------
OPERATING INCOME (LOSS)            (5,304)     9,014      (8,020)     24,951
                                 --------   --------   ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense                 (5,174)    (5,207)    (10,346)    (10,485)
  Interest income                   1,350        672       2,906       1,138
  Income from equity investees         11         60          11         220
  Other, net                          668        (46)        454         (50)
                                 --------   --------   ---------   ---------
    Total other income (expense)   (3,145)    (4,521)     (6,975)     (9,177)
                                 --------   --------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES  (8,449)     4,493     (14,995)      15,774

INCOME TAX EXPENSE (BENEFIT)       (3,948)     1,181      (4,114)       4,876
                                 --------   --------   ---------   ----------
NET INCOME (LOSS)                $ (4,501)  $  3,312   $ (10,881)  $   10,898
                                 ========   ========   =========   ==========

The accompanying notes are an integral part of the interim consolidated financial statements.




                       CLIFFS DRILLING COMPANY

                CONSOLIDATED STATEMENT OF CASH FLOWS
                     (in thousands) (unaudited)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ---------------------
                                                           2000        1999
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $ (10,881)  $  10,898
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation, depletion and amortization               20,659      19,363
    Deferred income taxes                                 (14,106)      5,594
    Loss (gain) on disposition of assets                    1,031        (191)
    Income from equity investees                              (11)       (220)
    Amortization of debt issue costs                          458         462
    Amortization of debt premium                             (335)       (335)
    Other                                                  (1,840)     (1,723)
    Changes in assets and liabilities:
      Accounts receivable                                  17,755       8,232
      Materials and supplies inventory                     (2,436)      1,139
      Drilling contracts in progress                        9,896      11,099
      Prepaid insurance and other prepaid expenses         (4,422)       (999)
      Accounts payable and other accrued liabilities      (17,084)     (3,339)
                                                        ---------   ---------
        Net cash provided by (used in)
          operating activities                             (1,316)     49,980
                                                        ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (55,445)     (6,900)
  Proceeds from sale of property and equipment                 35         547
  Acquisition of rigs and related equipment,
    net of cash acquired                                        -         436
  Investments in and advances to
    unconsolidated investees                                 (265)     (2,639)
                                                        ---------   ---------
    Net cash used in investing activities                 (55,675)     (8,556)
                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on borrowings                                        -        (328)
  Payable to parent                                        53,276      (1,324)
                                                        ---------   ---------
    Net cash provided by (used in) financing activities    53,276      (1,652)
                                                        ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (3,715)     39,772

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          103,730      36,276
                                                        ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 100,015   $  76,048
                                                        =========   =========

The accompanying notes are an integral part of the interim consolidated financial statements.



                     CLIFFS DRILLING COMPANY

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

A) SIGNIFICANT ACCOUNTING POLICIES

      INDUSTRY CONDITIONS/LIQUIDITY - Activity in the contract drilling industry and related oil and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, and demand for drilling services started to recover as well. However, there can be no assurance that demand for drilling rigs and related services will reach utilization and dayrate levels of 1996-1998. To date, while certain markets have improved substantially, taken as a whole, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Continued strength in natural gas prices has recently bolstered this market.

      Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. While there has been some improvement in utilization and dayrates in certain segments of drilling activity in which the Company participates since the beginning of 2000, if crude oil and/or gas prices were to decline substantially from current levels, there could be a deterioration in rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, financial position and results of operations.

      The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will depend upon the success of the Company's operations. The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, and cash on hand will be sufficient to satisfy the Company's short-term and long-term liquidity requirements. However, if the Company requires additional funds, R&B Falcon Corporation, who is the parent company of the Company, will provide such funds through additional investments in the Company, and the Company's management believes such funds would be available if needed.

      GOODWILL - Goodwill was recorded as a result of the merger of the Company and R&B Falcon Corporation in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of an income tax contingency incurred by the Company prior to December 1998. For the three months ended June 30, 2000 and 1999 amortization of goodwill was $.6 million and $.5 million, respectively. For the six months ended June 30, 2000 and 1999 amortization of goodwill was $1.1 million and $.9 million, respectively.

      OVERHEAD ALLOCATIONS - As of July 1, 1999, R&B Falcon Corporation provided substantially all of the Company's general and administrative services including personnel. General and administrative expenses including payroll costs of R&B Falcon Corporation are allocated to the Company and other subsidiaries of R&B Falcon Corporation based on revenues. For the three and six month periods ended June 30, 2000 general and administrative expenses allocated to the Company were $2.6 million and $7.9 million, respectively.

      NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 has been amended allowing the Company to extend its implementation of SAB 101 until the fourth quarter of 2000. The Company is currently reviewing its accounting practices and if any necessary adjustments are needed to comply, such adjustments will be made in the fourth quarter of 2000.

      RECLASSIFICATION  -  Certain  prior  period  amounts  in   the
   consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

B) CONTINGENCIES

      In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, the insurers and underwriters have denied coverage. The Company has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

C) PURCHASE OF DRILLING BARGES

      In the second quarter of 2000, the Company purchased four barge drilling rigs at fair market value from a wholly-owned subsidiary of R&B Falcon Corporation for $71.0 million in cash. However, for accounting purposes, such drilling units were recorded at their net book value of $47.5 million and the Company recorded a deferred tax asset of $8.2 million and a dividend of $15.3 million.

D) LONG-TERM OBLIGATIONS

      Long-term  debt  at June 30, 2000 consists  solely  of  10.25%
   Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $1.9 million. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

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

                                    June 30,     December 31,
                                      2000          1999
                                    --------      --------
     Current assets                 $  8,524      $  9,677
     Noncurrent assets                85,728        75,584
                                    --------      --------
      Total assets                  $ 94,252      $ 85,261
                                    ========      ========

     Current liabilities            $  2,722      $  2,046
     Noncurrent liabilities           80,071        71,131
     Equity                           11,459        12,084
                                    --------      --------
      Total liabilities and equity  $ 94,252      $ 85,261
                                    ========      ========

                                       Six Months Ended
                                           June 30,
                                    ----------------------
                                      2000          1999
                                    --------      --------
     Revenues                       $  4,633      $ 10,011
     Operating income (loss)        $   (538)     $  2,666
     Net income (loss)              $    (11)     $  1,529


E) SEGMENT INFORMATION

      The Company's operating results by business segment are as follows (in thousands):

                           Three Months Ended      Six Months Ended
                                June 30,                June 30,
                           -------------------   ---------------------
                             2000       1999        2000        1999
                           --------   --------   ---------   ---------
Revenues:
  Daywork drilling         $ 24,911   $ 36,469   $  51,428   $  81,161
  Engineering services       25,546     59,366      82,509     108,358
  MOPU operations             1,232      1,232       2,465       2,453
  Oil and gas                     2         63          56         129
  Corporate office                -          -           -           -
  Eliminations (1)           (3,464)    (9,362)    (12,407)    (19,863)
                           --------   --------   ---------   ---------
    Consolidated           $ 48,227   $ 87,768   $ 124,051   $ 172,238
                           ========   ========   =========   =========
Operating income (loss):
  Daywork drilling         $ (6,095)  $    434   $ (12,481)  $   6,269
  Engineering services        3,831     11,137      13,561      23,876
  MOPU operations               439        437         909         792
  Oil and gas                   (28)         -          26           1
  Corporate office           (3,451)    (2,994)    (10,035)     (5,987)
                           --------   --------   ---------   ---------
    Consolidated           $ (5,304)  $  9,014   $  (8,020)  $  24,951
                           ========   ========   =========   =========

      (1) Eliminations consist of intersegment sales between the daywork drilling and engineering services business segments.

      In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA.

      For the three months ended June 30, 2000 and 1999, revenues from PDVSA of $11.6 million ($7.8 million reported in the engineering services segment and $3.8 million reported in the daywork drilling segment) and $42.9 million ($37.4 million reported in the engineering services segment and $5.5 million reported in the daywork drilling segment), respectively, accounted for 24.0% and 48.9%, respectively, of the Company's consolidated operating revenues. For the six months ended June 30, 2000 and 1999, revenues from PDVSA of $44.1 million ($38.1 million reported in the engineering services segment and $6.0 million reported in the daywork drilling segment) and $90.9 million ($80.3 million reported in the engineering services segment and $10.6 million reported in the daywork drilling segment), respectively, accounted for 35.5% and 52.8%, respectively, of the Company's consolidated operating revenues.

      Total assets by segment were as follows (in thousands):

                                   June 30,  December 31,
                                     2000        1999
                                  ---------   ---------

         Daywork drilling         $ 681,741   $ 624,233
         Engineering services        11,506      52,831
         MOPU operations             27,152      28,192
         Oil and gas                    416         423
         Corporate office            86,680      87,947
                                  ---------   ---------
           Consolidated           $ 807,495   $ 793,626
                                  =========   =========


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Industry Conditions and Liquidity

      Activity in the contract drilling industry and related oil and gas service businesses deteriorated significantly in 1999 due primarily to decreased worldwide demand for drilling rigs and related services resulting from a substantial decline in crude oil prices experienced in 1998 through the first quarter of 1999. In mid 1999, crude oil prices began a recovery, and demand for drilling services started to recover as well. However, there can be no assurance that demand for drilling rigs and related services will reach utilization and dayrate levels of 1996-1998. To date, while certain markets have improved substantially, taken as a whole, demand for drilling rigs has not recovered to the levels experienced in 1996-1998. Oil and gas companies' demand for offshore drilling services are a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) the oil and gas company's lease inventory and existing drilling commitments on leases held, 4) the oil and gas company's free cash flow and general funding availability, 5) the oil and gas company's internal reserve replacement requirements, 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Continued strength in natural gas prices has recently bolstered this market.

      Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. While there has been some improvement in utilization and dayrates in certain segments of drilling activity in which the Company participates since the beginning of 2000, if crude oil and/or gas prices were to decline substantially from current levels, there could be a deterioration in rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, financial position and results of operations.

      In addition, the Company is subject to risks inherent in foreign operations, principally in Venezuela. In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA.

      The ability of the Company to fund working capital, capital expenditures and debt service in excess of cash on hand will depend upon the success of the Company's operations. The Company believes its projected level of cash flows from operations, which assumes an industry recovery in 2000, and cash on hand will be sufficient to satisfy the Company's short-term and long-term liquidity requirements. However, if the Company requires additional funds, R&B Falcon Corporation, who is the parent company of the Company, will provide such funds through additional investments in the Company, and the Company's management believes such funds would be available if needed.

Results of Operations

Six Months Ended June 30, 2000 and 1999

      The Company recognized a net loss of $10.9 million for the six months ended June 30, 2000 compared to net income of $10.9 million for the same period in 1999. Such decrease in net income is primarily due to the following: revenues decreased $48.2 million due to a decrease in daywork drilling resulting from lower utilization and dayrates and a decrease in engineering services resulting from a decrease in the number of international turnkey wells completed in the period offset partially by an increase in the number of domestic turnkey wells completed in the period. The Company completed six international turnkey wells for the six months ended June 30, 2000 compared to ten for the same period in 1999 and the Company completed 17 domestic turnkey wells for the six months ended June 30, 2000 compared to ten for the same period in 1999. Operating expenses decreased $20.5 million primarily due to the decrease in the number of international turnkey wells completed in the period and lower operating expenses for daywork drilling due to lower utilization. General and administrative expenses increased $4.0 million despite reduced overhead costs as a result of the merger with R&B Falcon Corporation primarily due to a $7.9 million overhead allocation from R&B Falcon Corporation for the six months ended June 30, 2000. Income tax expense decreased $9.0 million primarily due to the Company incurring a pretax loss in 2000 offset by the lack of creditability of certain foreign tax credits and other revised foreign tax estimates.

Three Months Ended June 30, 2000 and 1999

      The Company recognized a net loss of $4.5 million for the three months ended June 30, 2000 compared to net income of $3.3 million for the same period in 1999. Such decrease in net income is primarily due to the following: revenues decreased $39.5 million due to a decrease in daywork drilling resulting from lower utilization and dayrates and a decrease in engineering services resulting from a decrease in the number of turnkey wells completed in the period. The Company completed nine turnkey wells for the three months ended June 30, 2000 compared to 14 for the same period in 1999. Operating expenses decreased $25.6 million primarily due to the decrease in the number of turnkey wells completed in the period and lower operating expenses for daywork drilling due to lower utilization. Income tax expense decreased $5.1 million primarily due to the Company incurring a pretax loss in 2000 offset by the lack of creditability of certain foreign tax credits and other revised foreign tax estimates.


Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

      The Company is exposed to changes in interest rates with respect to its debt obligation. The Company's debt obligation as of June 30, 2000 consists of Senior Notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $1.9 million at a fixed rate of 10.25% due 2003. The estimated fair value of the Company's debt obligation at June 30, 2000 was $201.2 million.


                   PART II  OTHER INFORMATION

Item 1. Legal Proceedings

      In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, the insurers and underwriters have denied coverage. The Company has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time the Company believes adequate reserves have been established to protect the interests of the Company in this matter.

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

   (b)  Reports on Form 8-K

        There were no Current Reports on Form 8-K filed during the three months ended June 30, 2000.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLIFFS DRILLING COMPANY


Date:  August 11,  2000          By /s/T. W. Nagle
                                    -----------------
                                    T. W. Nagle
                                    Vice President
                                    (Principal Accounting
                                    and Financial  Officer)