Form 10-Q
period 2000-09-30
CLIFFS DRILLING CO
filed 2000-11-09
CIK 831964

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12797

                            CLIFFS DRILLING COMPANY

             (Exact name of registrant as specified in its charter)


               DELAWARE                           76-0248934
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


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

                                    1 of 14

===============================================================================

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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Company or Group of Companies for Which Report is Filed:

                              Cliffs Drilling Company

     The financial statements for the three and nine month periods ended September 30, 2000 and 1999, include, in the opinion of the Company, all adjustments (which only consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods. The financial data for the interim periods presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

                            CLIFFS DRILLING COMPANY

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                         SEPTEMBER 30,                 DECEMBER 31,
                                                                             2000                          1999
                                                                         -------------                 ------------
                                                                          (unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                   $ 41,390                       $103,730
 Accounts receivable:
   Trade, net                                                                  47,775                         38,734
   Other                                                                        5,537                         10,013
 Materials and supplies inventory                                              11,326                          7,684
 Drilling contracts in progress                                                 5,330                         16,674
 Other current assets                                                          11,774                          7,744
                                                                             --------                       --------
     Total current assets                                                     123,132                        184,579
                                                                             --------                       --------
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED INVESTEES                         4,494                          4,657
                                                                             --------                       --------
PROPERTY AND EQUIPMENT:
 Drilling                                                                     633,583                        558,286
 Other                                                                          4,466                          4,171
                                                                             --------                       --------
     Total property and equipment                                             638,049                        562,457
 Accumulated depreciation, depletion and amortization since
  December 1, 1998                                                            (97,315)                       (49,617)
                                                                             --------                       --------
     Net property and equipment                                               540,734                        512,840
                                                                             --------                       --------
GOODWILL, NET OF ACCUMULATED AMORTIZATION                                      86,116                         84,795
                                                                             --------                       --------
DEFERRED CHARGES AND OTHER ASSETS                                               7,154                          6,755
                                                                             --------                       --------
TOTAL ASSETS                                                                 $761,630                       $793,626
                                                                             ========                       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable - trade                                                    $ 12,567                       $ 14,211
 Accrued liabilities                                                           76,664                         75,466
                                                                             --------                       --------
     Total current liabilities                                                 89,231                         89,677

LONG-TERM OBLIGATIONS                                                         201,433                        201,936
OTHER NONCURRENT LIABILITIES                                                       97                          1,957
DEFERRED INCOME TAXES                                                          23,055                         43,050
PAYABLE TO PARENT                                                              44,495                         28,585
                                                                             --------                       --------
     Total liabilities                                                        358,311                        365,205
                                                                             --------                       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value                                                       -                              -
 Capital in excess of par value                                               405,069                        405,069
 Retained earnings (deficit) since December 1, 1998                            (1,750)                        23,352
                                                                             --------                       --------
     Total stockholder's equity                                               403,319                        428,421
                                                                             --------                       --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $761,630                       $793,626
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

                            CLIFFS DRILLING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in thousands)
                                  (unaudited)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                    -----------------------           -----------------------
                                                     2000             1999             2000             1999
                                                    ------           ------           ------           ------
OPERATING REVENUES                                  $86,265          $68,128         $210,316          $240,366
                                                    -------          -------         --------          --------
COSTS AND EXPENSES:
  Operating expenses                                 61,275           50,715          163,912           173,900
  Depreciation, depletion and amortization           11,216            9,553           31,875            28,916
  General and administrative                          4,207            4,905           12,982             9,644
                                                    -------          -------         --------          --------
    Total costs and expenses                         76,698           65,173          208,769           212,460
                                                    -------          -------         --------          --------
OPERATING INCOME                                      9,567            2,955            1,547            27,906
                                                    -------          -------         --------          --------
OTHER INCOME (EXPENSE):
  Interest expense                                   (5,415)          (5,176)         (15,761)          (15,661)
  Interest income                                       374            1,295            3,280             2,433
  Loss from equity investees                           (690)            (283)            (679)              (63)
  Other, net                                           (216)            (139)             238              (189)
                                                    -------          -------         --------          --------
    Total other income (expense)                     (5,947)          (4,303)         (12,922)          (13,480)
                                                    -------          -------         --------          --------
INCOME (LOSS) BEFORE INCOME TAXES                     3,620           (1,348)         (11,375)           14,426

INCOME TAX EXPENSE (BENEFIT)                          2,580           (1,477)          (1,534)            3,399
                                                    -------          -------         --------          --------
NET INCOME (LOSS)                                   $ 1,040          $   129         $ (9,841)         $ 11,027
                                                    =======          =======         ========          ========

    The accompanying notes are an integral part of the interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                  ------------------------------
                                                                                                        2000                1999
                                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                                   $ (9,841)           $ 11,027
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation, depletion and amortization                                                            31,875              28,916
   Deferred income taxes                                                                              (11,778)              5,697
   Loss (gain) on disposition of assets                                                                 1,023                (166)
   Loss from equity investees                                                                             679                  63
   Amortization of debt issue costs                                                                       679                 616
   Amortization of debt premium                                                                          (503)               (503)
   Other                                                                                               (1,859)             (5,137)
   Changes in assets and liabilities:
      Accounts receivable                                                                              (4,565)              2,095
      Materials and supplies inventory                                                                 (3,642)              3,593
      Drilling contracts in progress                                                                   11,344              13,645
      Prepaid insurance and other prepaid expenses                                                     (4,030)                129
      Other assets                                                                                          -              (2,492)
      Accounts payable and other accrued liabilities                                                   (5,306)             (6,687)
                                                                                                     --------            --------
          Net cash provided by operating activities                                                     4,076              50,796
                                                                                                     --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                                                  (58,401)            (10,196)
 Proceeds from sale of property and equipment                                                              68                 497
 Investments in and advances to unconsolidated investees                                                 (516)             (2,968)
                                                                                                     --------            --------
          Net cash used in investing activities                                                       (58,849)            (12,667)
                                                                                                     --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings                                                                                     -                (328)
 Borrowing from (payments to) parent                                                                   (7,567)              6,232
                                                                                                     --------            --------
          Net cash provided by (used in) financing activities                                          (7,567)              5,904
                                                                                                     --------            --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (62,340)             44,033

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      103,730              36,276
                                                                                                     --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                           $ 41,390            $ 80,309
                                                                                                     ========            ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                                                      $ 10,269            $ 10,335
  Income taxes paid                                                                                  $  8,525            $  2,451

    The accompanying notes are an integral part of the interim consolidated financial statements.

                            CLIFFS DRILLING COMPANY

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A) SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION - On August 19, 2000, the Company's parent company, R&B Falcon Corporation, entered into an agreement and plan of merger with Transocean Sedco Forex Inc. in an all stock transaction. Under the terms of the definitive agreement, unanimously approved by the board of directors of both companies, common stockholders of R&B Falcon Corporation will receive a fixed ratio of 0.5 shares of newly issued Transocean Sedco Forex Inc. ordinary shares for each R&B Falcon Corporation share. Closing of the transaction is expected to occur by the end of the first quarter of 2001, subject to the approval of stockholders from both companies, certain regulatory approvals, the sale of all vessels involved in the coastwise trade before the effective time of the merger, and other closing conditions. In addition, R&B Falcon Corporation will incur an expense in connection with the merger as a result of the acceleration of vesting of certain stock options and restricted stock grants immediately prior to the merger, which will be based on unvested options and stock prices shortly before the merger. A portion of this expense will be allocated to the Company based on a method similar to the overhead allocation discussed below.

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

   GOODWILL - Goodwill was recorded as a result of the merger of the Company and R&B Falcon Corporation in December 1998. Goodwill has increased $3.0 million since December 31, 1999 as the result of an income tax contingency incurred by the Company prior to December 1998. For the three months ended September 30, 2000 and 1999 amortization of goodwill was $.6 million and $.5 million, respectively. For the nine months ended September 30, 2000 and 1999 amortization of goodwill was $1.7 million and $1.4 million, respectively.

   OVERHEAD ALLOCATIONS - As of July 1, 1999, R&B Falcon Corporation provided substantially all of the Company's general and administrative services including personnel. General and administrative expenses including payroll costs of R&B Falcon Corporation are allocated to the Company and other subsidiaries of R&B Falcon Corporation based on revenues. For the three months ended September 30, 2000 and 1999 general and administrative expenses allocated to the Company were $4.2 million and $3.9 million, respectively. For the nine months ended

                            CLIFFS DRILLING COMPANY

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

September 30, 2000 and 1999 general and administrative expenses allocated to the Company were $12.1 million and $3.9 million, respectively.

   PAYABLE TO PARENT - The Company has payables to R&B Falcon Corporation which are classified as noncurrent liabilities as the balance is not expected to be repaid during the next year. The payable is non-interest bearing.

   NEWLY ISSUED ACCOUNTING STANDARDS - In December 1999, SEC Staff Accounting
Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 has been amended allowing the Company to defer its implementation of SAB 101 until the fourth quarter of 2000. The Company is currently reviewing its accounting practices and if any necessary adjustments are needed to comply, such adjustments will be made in the fourth quarter of 2000.

   RECLASSIFICATION - Certain prior period amounts in the consolidated financial statements have been reclassified for comparative purposes. Such reclassifications had no effect on net income or the overall financial condition of the Company.

B) CONTINGENCIES

   In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, the insurers and underwriters have denied coverage. The Company has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time the Company believes adequate reserves have been established in order to avoid any ultimate outcome having a material adverse effect on the Company's consolidated financial position or results of operations.

   In August 2000, an action was filed by Raymond Verdin (formerly an employee of R&B Falcon Drilling USA, Inc., a subsidiary of R&B Falcon Corporation), on behalf of himself and those similarly situated, against R&B Falcon Drilling USA, Inc., Nabors Drilling USA, Inc., Parker Drilling Company, Pride Offshore, Inc., Diamond Offshore (USA) Inc., Noble Drilling Corporation, Global Marine Drilling Company, Marine Drilling International, Inc., Horizon Offshore, Inc., Santa Fe Drilling Company, Santa Fe International Corporation, Cliffs Drilling Company, Transocean Offshore, Inc., Rowan Companies, Ensco Offshore Company, Ensco International Incorporated, Chiles Offshore, L.L.C., Atwood Oceanics, Inc., Diamond Offshore Drilling, Inc., Marine Drilling Companies, Pride International, and R&B Falcon Corporation. The action was filed in the U. S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. By agreement of the parties plaintiff's counsel was allowed to amend the action by substituting a new plaintiff, Thomas Bryant, who has not been previously employed by R&B Falcon Corporation or any of its subsidiary or affiliated companies and who purports to represent the class relief being sought, and in the amended complaint three new defendants, Parker Drilling Offshore USA, L.L.C., Helmerich & Payne International Drilling Company and Helmerich & Payne, Inc. were added. The Company and R&B Falcon Corporation and its subsidiary believe that they have valid defenses in this matter, intend to defend their interest vigorously with respect to same and do not believe, based on information currently available, the ultimate outcome of this matter will have a material adverse effect on the business or financial condition of the Company.

                            CLIFFS DRILLING COMPANY

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

C) PURCHASE OF JACK-UP DRILLING RIGS

   In the second quarter of 2000, the Company purchased four jack-up drilling rigs at fair market value from a wholly-owned subsidiary of R&B Falcon Corporation for $71.0 million in cash. However, for accounting purposes, such drilling units were recorded at their net book value of $47.5 million and the Company recorded a deferred tax asset of $8.2 million and a dividend of $15.3 million.

D) LONG-TERM OBLIGATIONS

   Long-term debt at September 30, 2000 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $1.7 million. Interest on the Senior Notes is payable semi-annually during each May and November. The Senior Notes do not require any payments of principal prior to their stated maturity on May 15, 2003, but the Company is required to make offers to purchase Senior Notes upon the occurrence of certain events as defined in the indenture, such as asset sales or a change of control of the Company.

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

                                 September 30,         December 31,
                                     2000                 1999
                                 -------------         ------------
Current assets                      $11,121              $ 9,677
Noncurrent assets                    86,530               75,584
                                    -------              -------
 Total assets                       $97,651              $85,261
                                    =======              =======

Current liabilities                 $ 3,084              $ 2,046
Noncurrent liabilities               83,239               71,131
Equity                               11,328               12,084
                                    -------              -------
 Total liabilities and equity       $97,651              $85,261
                                    =======              =======

                                         Nine Months Ended
                                           September 30,
                                 ----------------------------------
                                      2000                1999
                                 -------------         ------------
Revenues                            $7,761               $10,011
Operating income (loss)             $ (500)              $ 2,666
Net income (loss)                   $ (220)              $ 1,529

                            CLIFFS DRILLING COMPANY

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

E) SEGMENT INFORMATION

   The Company's operating results by business segment are as follows (in thousands):

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                             ----------------------         --------------------------
                                                2000        1999              2000              1999
                                             --------     -------           --------          --------
Revenues:
    Daywork drilling                         $38,686      $31,363           $ 90,114          $112,524
    Engineering services                      47,977       45,328            130,486           153,686
    MOPU operations                            1,245        1,244              3,710             3,697
    Oil and gas                                    1           43                 57               172
    Corporate office                               -            -                  -                 -
    Eliminations (1)                          (1,644)      (9,850)           (14,051)          (29,713)
                                             -------      -------           --------          --------
         Consolidated                        $86,265      $68,128           $210,316          $240,366
                                             =======      =======           ========          ========
Operating income:
    Daywork drilling                         $ 4,778      $   174           $ (7,703)         $  6,443
    Engineering services                       9,185        7,906             22,746            31,782
    MOPU operations                              437          523              1,346             1,315
    Oil and gas                                    2         (163)                28              (162)
    Corporate office                          (4,835)      (5,485)           (14,870)          (11,472)
                                             -------      -------           --------          --------
         Consolidated                        $ 9,567      $ 2,955           $  1,547          $ 27,906
                                             =======      =======           ========          ========


   (1) Eliminations consist of intersegment sales between the daywork drilling and engineering services business segments.

   In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the
Company's land drilling rigs.   However, during the first quarter of 1999, in
response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA and other operators in Venezuela.

   For the three months ended September 30, 2000 and 1999, revenues from PDVSA of $5.6 million ($.1 million reported in the engineering services segment and $5.5 million reported in the daywork drilling segment) and $42.4 million ($35.7 million reported in the engineering services segment and $6.7 million reported in the daywork drilling segment), respectively, accounted for 6.5% and 62.3%, respectively, of the Company's consolidated operating revenues. For the nine months ended September 30, 2000 and 1999, revenues from PDVSA of $49.7 million ($38.2 million reported in the engineering services segment and $11.5 million reported in the daywork drilling segment) and $133.3 million ($116.1 million reported in the engineering services segment and $17.2 million reported in the daywork drilling segment), respectively, accounted for 23.6% and 55.4%, respectively, of the Company's consolidated operating revenues.

                            CLIFFS DRILLING COMPANY

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

   Total assets by segment were as follows (in thousands):


                                    September 30,      December 31,
                                        2000              1999
                                    -------------      ------------

    Daywork drilling                   $477,368          $414,760
    Engineering services                129,481           162,120
    MOPU operations                      26,418            27,541
    Oil and gas                             371               420
    Corporate office                    127,992           188,785
                                       --------          --------
         Consolidated                  $761,630          $793,626
                                       ========          ========


F)   SUBSEQUENT EVENTS

    In the third quarter of 2000, one of the Company's turnkey wells encountered downhole problems, and the Company took a charge against earnings of $.4 million in the third quarter of 2000 relating to this well. Since September 30, 2000, the Company has encountered additional downhole problems with this well, and the Company expects to take a charge, currently estimated at $5.2 million, against earnings in the fourth quarter of 2000 relating to this well.

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

         In addition, the Company is subject to risks inherent in foreign operations, principally in Venezuela. In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the Company's land drilling rigs. However, during the first quarter of 1999, in response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. Although PDVSA cancelled its turnkey contract, three of the land drilling rigs that were working on a turnkey basis have been subsequently contracted to work for PDVSA on a dayrate basis. Also, in December 1999, the Company commenced work under a new one-year dayrate drilling contract with PDVSA utilizing Rig 55 which had been previously stacked and has obtained drilling contracts with PDVSA for two jointly owned land drilling rigs. The Company is currently bidding on other dayrate contracts with PDVSA and other operators in Venezuela.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 and 1999

         The Company recognized a net loss of $9.8 million for the nine months ended September 30, 2000 compared to net income of $11.0 million for the same period in 1999. Such decrease in net income is primarily due to the following: revenues decreased $30.1 million due to a decrease in daywork drilling as a result of lower utilization of international land rigs and barges and a decrease in engineering services resulting from a decrease in the number of international turnkey wells completed in the period offset partially by an increase in the number of domestic turnkey wells completed in the period. The Company completed six international turnkey wells for the nine months ended September 30, 2000 compared to 15 for the same period in 1999 and the Company completed 34 domestic turnkey wells for the nine months ended September 30, 2000 compared to 14 for the same period in 1999. International turnkey wells generally produced higher revenues than domestic turnkey wells. Operating expenses decreased $10.0 million primarily due to a decrease in daywork drilling as a result of lower utilization of international land rigs and barges offset by an increase in engineering services due to an increase in the number of turnkey wells completed in the period. Depreciation expense increased $3.0 million primarily due to the purchase of four jack-ups in the second quarter of 2000 (see Note C of Notes to Interim Consolidated Financial Statements). General and administrative expenses increased $3.4 million despite reduced overhead costs as a result of the merger with R&B Falcon Corporation primarily due to a $12.1 million overhead allocation from R&B Falcon Corporation for the nine months ended September 30, 2000. Income tax expense decreased $4.9 million primarily due to the Company incurring a pretax loss in 2000.

Three Months Ended September 30, 2000 and 1999

         The Company recognized net income of $1.0 million for the three months ended September 30, 2000 compared to net income of $.1 million for the same period in 1999. Such increase in net income is primarily due to the following: revenues increased $18.1 million due to an increase in daywork drilling as a result of higher utilization of the jack-up fleet and an increase in engineering services resulting from an increase in the number of turnkey wells completed in the period. The Company completed 17 turnkey wells for the three months ended September 30, 2000 compared to nine for the same period in 1999. Operating expenses increased $10.6 million primarily due to the increase in the number of turnkey wells completed in the period. Depreciation expense increased $1.6 million primarily due to the purchase of four jack-ups in the second quarter of 2000 (see Note C of Notes to Interim Consolidated Financial Statements). Income tax expense increased $4.1 million primarily due to the Company earning pretax income in 2000.

OTHER

         On August 19, 2000, the Company's parent company, R&B Falcon Corporation, entered into an agreement and plan of merger with Transocean Sedco Forex Inc. in an all stock transaction. Under the terms of the definitive agreement, unanimously approved by the board of directors of both companies, common stockholders of R&B Falcon Corporation will receive a fixed ratio of 0.5 shares of newly issued Transocean Sedco Forex Inc. ordinary shares for each R&B Falcon Corporation share. Closing of the transaction is expected to occur by the end of the first quarter of 2001, subject to the approval of stockholders from both companies, certain regulatory approvals, the sale of all vessels involved in the coastwise trade before the effective time of the merger, and other closing conditions. In addition, R&B Falcon Corporation will incur an expense in connection with the merger as a result of the acceleration of vesting of certain stock options and restricted stock grants immediately prior to the merger, which will be based on unvested options and stock prices shortly before the merger. A portion of this expense will be allocated to the Company based on a method similar to the overhead allocation received from R&B Falcon Corporation (see Note A of Notes to Interim Consolidated Financial Statements).

         In the third quarter of 2000, one of the Company's turnkey wells encountered downhole problems, and the Company took a charge against earnings of $.4 million in the third quarter of 2000 relating to this well. Since September 30, 2000, the Company has encountered additional downhole problems with this well, and the Company expects to take a charge, currently estimated at $5.2 million, against earnings in the fourth quarter of 2000 relating to this well.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates with respect to its debt obligation. The Company's debt obligation as of September 30, 2000 consists of Senior Notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $1.7 million at a fixed rate of 10.25% due 2003. The estimated fair value of the Company's debt obligation at September 30, 2000 was $205.9 million.

                           PART II  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and a judgment has been entered based on the jury verdict awarding the plaintiffs damages of approximately $30.0 million for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment and believes it will be successful upon appeal. The Company further believes all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, the insurers and underwriters have denied coverage. The Company has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. At this time the Company believes adequate reserves have been established in order to avoid any ultimate outcome having a material adverse effect on the Company's consolidated financial position or results of operations.

         In August 2000, an action was filed by Raymond Verdin (formerly an employee of R&B Falcon Drilling USA, Inc., a subsidiary of R&B Falcon Corporation), on behalf of himself and those similarly situated, against R&B Falcon Drilling USA, Inc., Nabors Drilling USA, Inc., Parker Drilling Company, Pride Offshore, Inc., Diamond Offshore (USA) Inc., Noble Drilling Corporation, Global Marine Drilling Company, Marine Drilling International, Inc., Horizon Offshore, Inc., Santa Fe Drilling Company, Santa Fe International Corporation, Cliffs Drilling Company, Transocean Offshore, Inc., Rowan Companies, Ensco Offshore Company, Ensco International Incorporated, Chiles Offshore, L.L.C., Atwood Oceanics, Inc., Diamond Offshore Drilling, Inc., Marine Drilling Companies, Pride International, and R&B Falcon Corporation. The action was filed in the U. S. District Court, Southern District, Galveston Division, seeking to have the court certify a nationwide class and to recover damages to be proved, as well as treble damages, attorneys' fees, expenses, costs and other relief deemed appropriate, for alleged violations of federal and state antitrust laws and for engaging in alleged unfair trade practices by suppressing wages and benefits of offshore workers. By agreement of the parties plaintiff's counsel was allowed to amend the action by substituting a new plaintiff, Thomas Bryant, who has not been previously employed by R&B Falcon Corporation or any of its subsidiary or affiliated companies and who purports to represent the class relief being sought, and in the amended complaint three new defendants, Parker Drilling Offshore USA, L.L.C., Helmerich & Payne International Drilling Company and Helmerich & Payne, Inc. were added. The Company and R&B Falcon Corporation and its subsidiary believe that they have valid defenses in this matter, intend to defend their interest vigorously with respect to same and do not believe, based on information currently available, the ultimate outcome of this matter will have a material adverse effect on the business or financial condition of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10  -  Agreement and Plan of Merger dated August 19, 2000, by and among Transocean Sedco Forex Inc., Transocean Holdings Inc., TSF Delaware Inc. and R&B Falcon Corporation.

              27  -  Financial Data Schedule. (Exhibit 27 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission.)

         (b)  Reports on Form 8-K

              There were no Current Reports on Form 8-K filed during the three months ended September 30, 2000.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CLIFFS DRILLING COMPANY
                                  ------------------------



Date:  November 9, 2000             By:   /s/T. W. Nagle
                                        --------------------------------------
                                          T. W. Nagle
                                          Vice President
                                          (Principal Accounting and Financial
                                           Officer)