Form 10-K405
period 2000-12-31
CLIFFS DRILLING CO
filed 2001-03-20
CIK 831964

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________


                                   FORM 10-K

(Mark One)

  X           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
-----
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the fiscal year ended December 31, 2000
                                 OR
_____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from ___________ to ___________.


                         Commission File No. 000-16703


                            CLIFFS DRILLING COMPANY
            (Exact Name of Registrant as Specified in its Charter)


               Delaware                                    76-0248934
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

                     4 Greenway Plaza, Houston, TX  77046
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (713) 232-7500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None


The registrant meets the conditions set forth in Section I(1)(a) and (b) of the General Instructions of Form 10-K and is therefore filing this Form 10-K with a reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               TABLE OF CONTENTS
                               -----------------

                                                                                                     Page
                                                                                                     ----

                                                     PART I
                                                     ------
Item 1.     Business...............................................................................   3
Item 2.     Properties.............................................................................   4
Item 3.     Legal Proceedings......................................................................   5
Item 4.     Submission of Matters to a Vote of Security Holders....................................   5

                                                     PART II
                                                     -------

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters...............   6
Item 6.     Selected Financial Data................................................................   6
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..   6
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.............................   7
Item 8.     Financial Statements and Supplementary Data............................................   8
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  29

                                                     PART III
                                                     --------

Item 10.    Directors and Executive Officers of the Registrant.....................................  29
Item 11.    Executive Compensation.................................................................  29
Item 12.    Security Ownership of Certain Beneficial Owners and Management.........................  29
Item 13.    Certain Relationships and Related Transactions.........................................  29

                                                     PART IV
                                                     -------

Item 14.    Exhibits, Financial Statements and Reports on Form 8-K.................................  29

Signatures.........................................................................................  32

                          Forward-Looking Information
                          ---------------------------

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or management "anticipates," "believes," "budgets," "estimates," "expects," "forecasts," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "could," "might," "may," "scheduled" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements involving results and effects of legal proceedings, timing of completion of turnkey commitments and potential wind-down costs and timing of and estimated loss on the sale of the land and barge drilling business in Venezuela. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, worldwide demand for oil and gas, uncertainties relating to the level of activity in offshore oil and gas exploration and development, exploration success by producers, oil and gas prices, demand for offshore rigs, competition and market conditions in the contract drilling industry, delays or termination of drilling contracts due to a number of events, our ability to enter into and the terms of future contracts, the availability of qualified personnel, labor relations and the outcome of negotiations with unions representing workers, operating hazards, political and other uncertainties inherent in non-U.S. operations (including exchange and currency fluctuations), the impact of governmental laws and regulations, compliance with or breach of environmental laws, the adequacy of sources of liquidity, the effect of litigation and contingencies and other factors discussed in this annual report and in the Company's other filings with the SEC, which are available free of charge on the SEC's website at www.sec.gov. Should
                                                           -----------
one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                    PART I

Item 1. Business

     The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction I (2)(d) of Form 10-K.

                                  The Company
                                  -----------

     Cliffs Drilling Company (the "Company"), a Delaware corporation, is an international contract drilling and engineering company. Effective December 1, 1998, a change in control of the Company occurred as a result of the merger of RBF Cliffs Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of R&B Falcon Corporation ("R&B Falcon"), with and into the Company (the "RBF Merger"). The RBF Merger was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998 among R&B Falcon, Merger Sub and the Company. As a result of the RBF Merger, each outstanding share of common stock, $0.01 par value, of the Company was converted into 1.7 shares of R&B Falcon common stock. The Company is now a wholly owned subsidiary of R&B Falcon.

     On January 31, 2001, R&B Falcon completed a merger transaction with Transocean Sedco Forex Inc. ("Transocean"), a Cayman Islands company, whereby each share of R&B Falcon's common stock was converted into 0.5 ordinary shares of Transocean (the "TSF Merger"). R&B Falcon is now an indirect wholly owned subsidiary of Transocean. The current directors of the Company were elected at the time of the TSF Merger.

                              Business - General
                              ------------------

     The Company's primary business is providing marine and land contract drilling services, engineering services, and to a lesser extent, the development and operation of mobile offshore production units ("MOPUs"). The Company's domestic operations are concentrated in the Texas/Louisiana Gulf Coast region and its foreign operations are concentrated in Venezuela, Trinidad and the Middle East.

                              Recent Developments
                              -------------------

 .    Two turnkey wells initiated by the Company during the fourth quarter of
     2000 encountered downhole problems and the Company took a charge against earnings of $5.0 million in the fourth quarter relating to estimated losses on these wells. Subsequent to December 31, 2000, the Company encountered additional downhole problems with these wells and three additional wells, and the Company expects to take a charge, currently estimated at $4.4 million, against earnings in the first quarter of 2001.

 .    Subsequent to the TSF Merger, Transocean's management decided that the
     Company will no longer accept turnkey contracts but will complete turnkey contracts to which it is committed. The Company expects to fulfill all turnkey commitments by the end of the second quarter of 2001. Subsequent to the completion of existing turnkey commitments, the Company expects to incur administrative wind-down costs of approximately $1.0 million.

 .    Subsequent to the TSF Merger, Transocean's management informed the Company of its intent to sell its land and barge drilling business in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges. The Company is in discussions with possible buyers and expects to close the sale in the second quarter of 2001, provided it is able to realize an acceptable purchase price. Management is soliciting offers which include some or all of the assets in Venezuela and is unable to predict the final outcome. The Company could incur a pre-tax loss in the range of $20.0 million to $35.0 million on the sale.

 .    Transocean's acquisition of R&B Falcon constituted a "change of control" of the Company, as defined in the indenture for the Senior Notes. Pursuant to the indenture, the Company has caused a notice of change of control and offer to purchase to be delivered to the holders. As a result, the Company could incur an extraordinary charge in the second quarter of 2001 up to $2.6 million relating to the premium to be paid and the write-off of the unamortized premium and debt issuance costs. Transocean has agreed to provide the Company with sufficient funds to pay for all securities purchased pursuant to the offer.

Item 2. Properties

                              The Company's Fleet
                              -------------------

     The following sets forth a brief description of the types and capabilities of the rigs operated by the Company.

     Jackup Rigs. Jackup rigs are mobile self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. Once a foundation is established, the drilling platform is then jacked further up the legs so that the platform is above the highest expected waves. These rigs are generally suited for water depths of 300 feet or less. As of March 1, 2001, the Company's fleet included 20 jackup rigs located in the U.S. Gulf of Mexico, Trinidad and Brazil.

     Mobile Offshore Production Units. MOPUs are mobile offshore drilling units, which have been converted from drilling operations to a production application. Conversion from drilling to production mode normally requires removal of the drilling package, leaving an open deck for placement of production equipment. As of March 1, 2001, the Company's fleet included four MOPUs.

     Platform Drilling Rigs. Platform drilling rigs are designed to be placed on existing or newly built production platforms. The production platform's crane is generally capable of lifting the modules that make up the rig or lift the modularized rig crane that would set the rig modules. The assembled rig has all the drilling, housing and support facilities necessary for drilling multiple production wells but does not have many of the marine systems that would be provided on a jackup or semisubmersible rig. Most platform drilling rig contracts are for multiple wells and extended periods of time on the same platform. As of March 1, 2001, the Company's fleet included three platform drilling rigs.

     Lake Maracaibo Barge Rigs. Rigs designed to work in Lake Maracaibo, Venezuela, require modification to work in a floating mode in up to 150 feet of water. The typical drilling barge, which is a mobile drilling platform built to work in eight to 20 feet of water and is towed by tugboats to the drill site with the derrick lying down, is modified by widening the hull to 100 feet, installing a mooring system and cantilevering the drill floor. Three of the Company's barge rigs have been so modified and are currently located in Lake Maracaibo, where they had been previously contracted to PDVSA Exploration and Production but are now idle. After such modifications, these rigs generally are not suitable for deployment to other locations.

     Land Drilling Rigs. Land drilling rigs are completely equipped to drill oil and gas wells on land. These rigs are designed to be transported by truck and assembled by crane. They require a firm, level area to be erected and sometimes require foundation work to be performed to support the drill floor and derrick. As of March 1, 2001, the Company owns or has an ownership interest in 13 land drilling rigs, all of which are located in Venezuela.

Item 3. Legal Proceedings

     As of March 1, 2001, approximately 11 former expatriate workers had filed labor claims in Venezuela against the Company for wrongful termination and/or failure to pay severance indemnity under local labor law. These lawsuits were filed individually and seek aggregate damages of approximately $8.0 million and/or reinstatement of employment. The Company disputes the allegations, intends to vigorously defend its interests and does not believe the ultimate liability, if any, resulting from these suits will have a material adverse effect on its consolidated financial position or results of operations.

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al., in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. The plaintiffs contend that actual damages to the alleged class will exceed $5.0 billion. A hearing has been set for the second quarter of 2001 to determine if the matter should proceed as a class action. The Company vigorously denies the plaintiff's allegations and does not expect that the outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations.

     On August 26, 1998, the Company received notice that a class action complaint against the Company and each member of the Board of Directors was filed by a stockholder, on behalf of all of the stockholders of the Company, on August 12, 1998 in the Court of Chancery of the State of Delaware. The complaint alleged that the directors of the Company did not act in accordance with their fiduciary duties to protect the interests of the stockholders in connection with the RBF Merger. The lawsuit was dismissed in February 2000 for lack of prosecution by the plaintiffs.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, the insurers and underwriters have denied coverage. The Company has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

     The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its consolidated financial position or results of operations.

     The Company cannot predict with certainty the outcome or effect of any of the litigation matters specifically described above or of any such other pending litigation. There can be no assurance that the Company's belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

Item 4. Submission of Matters to a Vote of Security Holders

     Under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by this item has been omitted.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The common stock of the Company was traded on the New York Stock Exchange under the symbol "CDG" from April 3, 1997 through November 30, 1998. As a result of the RBF Merger which became effective on December 1, 1998, R&B Falcon currently owns all of the outstanding common stock of the Company, and the Company's common stock is no longer publicly traded.

     The Company has never paid cash dividends on its common stock. Under the Company's 10.25% Senior Notes due 2003, the Company is restricted from declaring, making or paying cash dividends on its common stock.

Item 6. Selected Financial Data

     Under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K, the information otherwise required by this item has been omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information has been provided in accordance with the reduced disclosure format as permitted by General Instruction I(2)(a) of Form 10-K.

General
-------

     In the second quarter of 2000, the Company purchased four jackup drilling rigs at fair market value from a wholly owned subsidiary of R&B Falcon Corporation ("R&B Falcon"), the parent company of the Company, for $71.0 million in cash. However, for accounting purposes, such drilling units were recorded at their net book value of $47.5 million and the Company recorded a deferred tax asset of $8.2 million and a dividend of $15.3 million.

     On January 31, 2001, R&B Falcon completed a merger transaction with Transocean Sedco Forex Inc. ("Transocean"), a Cayman Islands company, whereby each share of R&B Falcon's common stock was converted into 0.5 ordinary shares of Transocean (the "TSF Merger"). R&B Falcon is now an indirect wholly owned subsidiary of Transocean.

Results of Operations
---------------------

     The Company recognized a net loss of $21.5 million in 2000 compared to a net loss of $8.7 million in 1999. Revenues decreased $24.9 million as a result of a decrease in daywork drilling due to lower utilization of international land rigs and barges and a decrease in engineering services resulting from a reduced number of international turnkey wells completed, partially offset by an increase in the number of domestic turnkey wells completed. The reduction in the number of international turnkey wells completed was primarily a result of the cancellation of the multi-well turnkey contract in Venezuela in the first quarter of 2000. The Company completed six international turnkey wells in 2000 versus 20 in 1999 and the Company completed 57 domestic turnkey wells in 2000 compared to 23 in 1999. International turnkey wells have generally produced higher revenues than domestic turnkey wells. Operating expenses increased $4.6 million primarily due to an increase in the number of turnkey wells engineering services completed in 2000, offset by a decrease in daywork drilling as a result of lower utilization of international land rigs and barges. Also in 2000, engineering services included losses of $13.5 million relating primarily to three domestic turnkey wells. Depreciation expense increased $5.1 million primarily due to the purchase of four jackups in the second quarter of 2000 (see Note C of Notes to Consolidated Financial Statements). General and administrative expenses decreased $5.8 million as a direct result of R&B Falcon providing the

Company's general and administrative services effective July 1, 1999. Income tax expense decreased $15.1 million primarily due to the Company incurring a pre-tax loss in 2000, which was offset by an increase in valuation allowances during 2000.

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

     The Company is exposed to changes in interest rates with respect to its debt obligation. The Company's debt obligations as of December 31, 2000 consist of senior notes in the aggregate principal amount of $199.7 million and debt premium, net of amortization, of $1.6 million at a fixed rate of 10.25% due 2003. The estimated fair value of the Company's debt obligation at December 31, 2000 was $201.7 million.

     The Company is exposed to changes in the price of oil and natural gas. The contract drilling industry is dependent upon the exploration and production programs of oil and gas companies, which in turn are influenced by the price of oil and natural gas.

Item 8.  Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholder of Cliffs Drilling Company

     We have audited the accompanying consolidated balance sheets of Cliffs Drilling Company (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cliffs Drilling Company and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

Houston, Texas
February 23, 2001

                        REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Cliffs Drilling Company

     We have audited the accompanying consolidated statements of operations, stockholder's equity, and cash flows of Cliffs Drilling Company for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cliffs Drilling Company for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



ERNST & YOUNG LLP

Houston, Texas
February 17, 1999

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                          December 31, 2000 and 1999
                   (in thousands, except share information)

                                                                                                 2000                 1999
                                                                                           ---------------      ---------------
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                                                                  $  91,336             $103,730
 Accounts receivable:
   Trade, net                                                                                  60,925               38,734
   Other                                                                                        4,879               10,013
 Materials and supplies inventory                                                               9,362                7,684
 Drilling contracts in progress                                                                12,023               16,674
 Other current assets                                                                          13,343                7,744
                                                                                            ---------             --------
     Total current assets                                                                     191,868              184,579
                                                                                            ---------             --------
INVESTMENTS IN AND ADVANCES TO
    UNCONSOLIDATED INVESTEES                                                                    3,722                4,657
                                                                                            ---------             --------
PROPERTY AND EQUIPMENT:
 Drilling                                                                                     640,116              558,286
 Other                                                                                          4,246                4,171
                                                                                            ---------             --------
     Total property and equipment                                                             644,362              562,457
 Accumulated depreciation                                                                    (108,163)             (49,617)
                                                                                            ---------             --------
     Net property and equipment                                                               536,199              512,840
                                                                                            ---------             --------

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                                      85,552               84,795
                                                                                            ---------             --------
DEFERRED CHARGES AND OTHER ASSETS                                                               9,973                9,182
                                                                                            ---------             --------
TOTAL ASSETS                                                                                $ 827,314             $796,053
                                                                                            =========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable, trade                                                                    $  14,890             $ 14,211
 Accrued liabilities                                                                           84,243               62,893
                                                                                            ---------             --------
     Total current liabilities                                                                 99,133               77,104

LONG-TERM OBLIGATIONS                                                                         201,265              201,936
DEFERRED INCOME TAXES                                                                          26,593               43,050
OTHER NONCURRENT LIABILITIES                                                                   13,337               16,957
PAYABLE TO PARENT                                                                              95,055               28,585
                                                                                            ---------             --------
     Total liabilities                                                                        435,383              367,632
                                                                                            ---------             --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
 Common stock, $.01 par value, 30,000,000 shares authorized and 1,100 shares issued
  and outstanding at December 31, 2000 and 1999                                                     -                    -
 Capital in excess of par value                                                               405,069              405,069
 Retained earnings (deficit)                                                                  (13,400)              23,352
 Other                                                                                            262                    -
                                                                                            ---------             --------
     Total stockholder's equity                                                               391,931              428,421
                                                                                            ---------             --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $ 827,314             $796,053
                                                                                            =========             ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                (in thousands)

                                                                                        Years Ended December 31,
                                                                          ------------------------------------------------
                                                                              2000                1999                1998
                                                                          --------            --------            --------
OPERATING REVENUES                                                        $303,329            $328,225            $335,239
                                                                          --------            --------            --------

COSTS AND EXPENSES:
  Operating expenses                                                       251,249             246,619             198,087
  Depreciation, depletion and amortization                                  43,545              38,491              28,701
  General and administrative                                                16,147              21,990              12,455
                                                                          --------            --------            --------
                                                                           310,941             307,100             239,243
                                                                          --------            --------            --------

OPERATING INCOME (LOSS)                                                     (7,612)             21,125              95,996
                                                                          --------            --------            --------

OTHER INCOME (EXPENSE):
  Interest expense                                                         (20,932)            (20,973)            (20,443)
  Interest income                                                            4,248               3,442               2,080
  Income (loss) from equity investees                                       (1,449)             (1,041)                585
  Other, net                                                                    24                (405)               (584)
                                                                          --------            --------            --------
     Total other income (expense)                                          (18,109)            (18,977)            (18,362)
                                                                          --------            --------            --------
INCOME (LOSS) BEFORE INCOME TAXES                                          (25,721)              2,148              77,634
INCOME TAX EXPENSE (BENEFIT)                                                (4,230)             10,887              26,545
                                                                          --------            --------            --------
NET INCOME (LOSS)                                                         $(21,491)           $ (8,739)           $ 51,089
                                                                          ========            ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                                Years Ended December 31,
                                                                                        ------------------------------------
                                                                                            2000           1999         1998
                                                                                        --------       --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                      $(21,491)      $ (8,739)    $ 51,089
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation, depletion and amortization                                               43,545         38,491       28,701
   Deferred income taxes                                                                  (8,241)        (3,392)       6,621
   Mobilization expense amortization                                                           -              -          770
   Loss (gain) on disposition of assets                                                    1,187           (166)        (257)
   Amortization of debt issue costs                                                          908            924          927
   Amortization of restricted stock                                                            -              -        2,212
   Amortization of debt premium                                                             (671)          (671)        (671)
   Tax benefit associated with exercise of stock options                                       -              -          214
   Loss (income) from equity investees                                                     1,449          1,041         (585)
   Other                                                                                  (2,457)        (4,750)       1,055
   Changes in assets and liabilities:
      Accounts receivable, net                                                           (17,057)         1,320       21,157
      Materials and supplies inventory                                                    (1,469)         1,527       (2,498)
      Drilling contracts in progress                                                       4,651         13,533      (12,960)
      Prepaid insurance and other prepaid expenses                                        (5,337)        (2,952)       2,456
      Accounts payable and other accrued liabilities                                      15,410         18,622      (11,535)
      Other                                                                                    -         (2,272)           -
                                                                                        --------       --------     --------
         Net cash provided by operating activities                                        10,427         52,516       86,696
                                                                                        --------       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                    (18,190)       (17,376)     (69,882)
 Acquisition of rigs and related equipment, net of cash acquired                         (47,522)           436            -
 Proceeds from sale of property and equipment                                                413            497        1,836
 (Increase) decrease in investments in and advances to unconsolidated investees             (514)        (3,118)        (167)
                                                                                        --------       --------     --------
         Net cash used in investing activities                                           (65,813)       (19,561)     (68,213)
                                                                                        --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings                                                                        -           (328)           -
 Proceeds from exercise of stock options                                                       -              -          211
 Debt issuance costs                                                                           -              -          (32)
      Due from/payable to parent                                                          42,992         34,827      (10,508)
                                                                                        --------       --------     --------
         Net cash (used in) provided by financing activities                              42,992         34,499      (10,329)
                                                                                        --------       --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (12,394)        67,454        8,154
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           103,730         36,276       28,122
                                                                                        --------       --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $ 91,336       $103,730     $ 36,276
                                                                                        ========       ========     ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest paid, net of capitalized interest                                             $ 22,018       $ 20,652     $ 20,188
 Income taxes paid                                                                      $  8,845       $  3,622     $ 18,688

   The accompanying notes are an integral part of the consolidated financial statements.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  For the Three Years Ended December 31, 2000
                     (in thousands, except share amounts)


                                                    Common Stock                        Retained
                                               ----------------------
                                                               Par      Paid-In         Earnings     Restricted      Treasury
                                                  Shares      Value     Capital        (Deficit)        Stock          Stock   Other
                                               ------------   -----     --------       ---------     ----------      --------  -----

Balance at December 31, 1997                    15,906,880    $ 163     $182,420        $ 40,942     $   (2,467)     $(5,129)  $   -
  Net income                                                                              51,089
  Deferred stock issuances                           4,200                   172
  Restricted stock cancellations                   (30,193)                 (809)                           255
  Amortization of restricted stock                                                                        2,212
  Exercise of stock options                         26,550                   210
  Tax benefit associated with exercise of
   stock options                                                             214

  Employer contributions to 401(k) savings plan     39,437                   611                                         478
  Common stock issued in connection with             1,000
   merger
  Merger adjustments                           (15,946,874)    (163)     222,251         (92,611)                      4,651
                                               -----------    -----     --------         --------      --------       ------   -----
Balance at December 31, 1998                         1,000        -      405,069            (580)             -            -       -
  Merger with Falcon Venezuela                         100                                32,671
  Net loss                                                                                (8,739)
                                               -----------    -----      --------        --------      ---------      -------  -----
Balance at December 31, 1999                         1,100        -      405,069          23,352              -            -       -
  Net loss                                                                               (21,491)
  Asset purchase from affiliate                                                          (15,261)
  Unrealized investment gain                                                                                                     262
                                               -----------    -----     --------        --------     ----------      --------  -----
Balance at December 31, 2000                         1,100    $  -      $405,069        $(13,400)    $        -      $     -   $ 262
                                               ===========    =====     ========        ========     ==========      ========  =====

   The accompanying notes are an integral part of the consolidated financial statements.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A)  INDUSTRY CONDITIONS AND SIGNIFICANT ACCOUNTING POLICIES

     CORPORATE STRUCTURE AND PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the activities and accounts of Cliffs Drilling Company, all wholly owned subsidiaries of the Company and the Company's international activities which are organized as foreign branches (collectively the "Company" unless the context requires otherwise). Effective December 1, 1998, a change in control of the Company occurred. The Company is now a wholly owned subsidiary of R&B Falcon Corporation ("R&B Falcon") (see Note B). All significant intercompany balances and transactions have been eliminated.

     Effective September 30, 1999, Falcon Drilling de Venezuela, Inc. ("Falcon Venezuela"), a wholly owned subsidiary of R&B Falcon, was merged with the Company. The primary assets of Falcon Venezuela were three barge rigs located in Venezuela with a net book value of approximately $28,607,000. As the merger was between two wholly owned subsidiaries of R&B Falcon, the merger was accounted for similar to a pooling of interests. The financial results of Falcon Venezuela were combined with those of the Company for the period prior to September 30, 1999 from the time the entities were under common control. The 1998 information was not combined because the impact on the consolidated financial statements for the month ended December 31, 1998 was not material.

     On January 31, 2001, R&B Falcon completed a merger transaction with Transocean Sedco Forex Inc. ("Transocean"), a Cayman Islands company, whereby each share of R&B Falcon's common stock was converted into 0.5 ordinary shares of Transocean (the "TSF Merger"). R&B Falcon is now an indirect wholly owned subsidiary of Transocean.

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

     INDUSTRY CONDITIONS - Oil and gas companies' demand for offshore drilling services are principally a function of: 1) current and projected oil and gas prices, 2) government taxation and concession/leasing policies, 3) their lease inventory and existing drilling commitments on leases held, 4) their free cash flow and general funding availability, 5) their internal reserve replacement requirements and 6) geopolitical factors (e.g., the drive for national hydrocarbons self sufficiency). The first factor is generally considered as the most important. In particular, the domestic shallow water market tends to be primarily driven by the price of natural gas. Continued strength in natural gas prices has recently bolstered this market.

     Changes in demand for exploration and production services can impact the Company's liquidity as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations. In late 1998 and early 1999, lower crude oil and gas prices reduced exploration and production spending, which led to significantly lower dayrates and utilization for offshore drilling companies, particularly in the U.S. Gulf of Mexico. While there has been some improvement in utilization and dayrates in certain segments of drilling activity in which the Company participates since the beginning of 2000, if crude oil and/or gas prices were to decline substantially from current levels, there could be a deterioration in rig utilization and dayrates which could have a material adverse effect on the Company's liquidity, consolidated financial position and results of operations. If the Company requires additional funds, R&B Falcon or Transocean will provide such funds and the Company's management believes such funds would be available if needed.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     MATERIALS AND SUPPLIES INVENTORY - Materials and supplies are stated at the lower of average cost or market.

     DRILLING CONTRACTS IN PROGRESS - The Company recognizes revenues and expenses related to its turnkey drilling contracts when all terms and conditions of the contract have been fulfilled. Consequently, the costs related to in-progress turnkey drilling contracts are deferred as drilling contracts in progress until the contract is completed and revenue is realized. The amount of drilling contracts in progress is dependent upon the volume of contracts, the duration of the contract at the end of the reporting period and the contract amount. Provision for losses on incomplete contracts is made when such losses are anticipated. In 2000, the Company incurred losses of $13,504,000 relating primarily to three domestic turnkey wells. Also see Note M.

     The Company's Engineering Services business segment frequently leases its jackup and land drilling rigs from the Shallow Water and Land Operations business segments for turnkey drilling operations. Revenues, expenses and profits generated by the drilling rigs operating under turnkey contracts are deferred until the contract is completed. While the turnkey contract is in progress, the rig operating profit is offset against drilling contracts in progress. Rig operating losses are recognized when incurred and are not deferred.

     OPERATING REVENUES AND EXPENSES - Operating revenues are recognized as earned, based on contractual daily rates or on a fixed price basis. Turnkey profits are recognized on completion of the well and acceptance by the customer; however, provisions for losses are made on contracts in progress when losses are anticipated. In connection with drilling contracts, the Company may receive lump sum fees for the mobilization of equipment and personnel or for capital improvements to rigs. In connection with contracted mobilizations, revenues earned and related costs incurred are deferred and recognized over the primary contract term of the drilling project. Costs of relocating drilling units without contracts to more promising market areas are expensed as incurred. Upon completion of drilling contracts, any demobilization fees received are reflected in income, as are any related expenses. Capital upgrade fees received are deferred and recognized as revenue over the primary contract term of the drilling project. The actual cost incurred for the capital upgrade is depreciated over the estimated useful life of the asset. The Company incurs periodic survey and drydock costs in connection with obtaining regulatory certification to operate its rigs on an ongoing basis. Costs associated with these certifications are deferred and amortized over the period until the next survey. If the Company determines that a drilling contract's expected operating costs will exceed its revenues, a loss provision is recorded and amortized over the remaining period of the drilling contract. Also see Note M.

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

     Prior to November 30, 1998, depreciation of property and equipment was provided on the straight-line basis at rates based upon expected useful lives ranging from three to 16 years. Also, prior to November 30, 1998, no depreciation expense was recorded during periods of refurbishment. To provide for any deterioration that may have occurred while the rigs were not operating for an extended period of time, a minimum depreciation charge was provided at a reduced rate of 25% of the normal depreciation rate.

     Effective December 1, 1998, depreciation of property and equipment is provided on the straight-line basis at rates based upon adjusted expected useful lives ranging from three to 26 years. Also, effective December 1, 1998, depreciation expense is recorded during refurbishment and stacked periods.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     GOODWILL - Goodwill was created in the RBF Merger which was effective on December 1, 1998 (see Note B). The purchase price adjustments have been "pushed down" to the consolidated financial statements of the Company. The excess of the purchase price over the estimated fair value of net assets acquired is accounted for as goodwill and is amortized on a straight-line basis over 40 years (the period when benefits are expected to be derived). The Company's management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. As of December 31, 2000, management believes that there have been no events or circumstances which warrant revision to the remaining useful life or affect the recoverability of its recorded goodwill. Subsequent to the TSF Merger, Transocean's management has decided that the Company will no longer accept turnkey contracts, but will complete turnkey contracts to which it is committed. In addition, Transocean's management has decided to sell the Company's land and barge drilling business in Venezuela. Management is evaluating the impact these decisions will have on the recoverability of the Company's goodwill.

     PAYABLE TO PARENT - The Company has payables to R&B Falcon which are classified as noncurrent liabilities as Transocean has indicated the balance will not be repaid during the next year. The payable is non-interest bearing.

     INCOME TAXES - Deferred income taxes are provided on items recognized in different periods for financial and tax reporting purposes. Taxable income
(loss) of the Company for taxable periods ended prior to December 1, 1998 were included in the consolidated U.S. federal income tax return of the Company. Thereafter, the taxable income (loss) of the Company is included in the consolidated U.S. federal income tax return of R&B Falcon. However, for financial reporting purposes, the Company recognizes income tax expense as if it were filing a separate tax return. Income tax benefits are recognized when R&B Falcon is able to utilize the Company's tax benefits in its consolidated income tax return. See Note G.

     OVERHEAD ALLOCATION - Since July 1, 1999, R&B Falcon provides substantially all of the Company's general and administrative services including personnel. General and administrative expenses including payroll costs of R&B Falcon are allocated to the Company and other subsidiaries of R&B Falcon based on revenues. General and administrative expenses allocated to the Company were $16,067,000 and $16,144,000 for the years ended December 31, 2000 and 1999, respectively.

     CAPITALIZED INTEREST - The Company capitalizes interest applicable to significant upgrades of its marine equipment as a cost of such assets. There was no interest capitalized for the years ended December 31, 2000 and 1999 and interest capitalized for the year ended December 31, 1998 was $501,000. Capitalized interest is included as a reduction of interest expense in the Consolidated Statement of Operations.

     FOREIGN CURRENCY TRANSACTIONS - The U.S. dollar is the functional currency for all of the Company's operations. Foreign currency gains and losses are included in the Consolidated Statement of Operations during the period incurred.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     COMPREHENSIVE INCOME - For the year ended December 31, 2000, the Company had a comprehensive loss of $21,229,000 which included a net loss of $21,491,000 and an unrealized investment gain of $262,000. For the years ended December 31, 1999 and 1998, the Company did not have any non-owner changes in equity.

     CONCENTRATION OF CREDIT RISK - The Company maintains cash balances with commercial banks throughout the world. The Company's cash equivalents generally consist of commercial paper, money-market mutual funds and interest-bearing deposits with strong credit rated financial institutions, therefore, bearing minimal risk. No losses were incurred during 2000, 1999 and 1998.

     Revenues can be generated from a relatively small number of customers, which are primarily major and independent foreign and domestic oil and gas companies, as well as foreign state owned oil and gas companies. The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral from its customers. The Company's allowance for doubtful accounts at December 31, 2000 and 1999 was $749,000 and $3,579,000 respectively.

     NEWLY ISSUED ACCOUNTING STANDARDS - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be measured at its fair value, recorded in the balance sheet as either an asset or liability and that changes in the derivative's fair value be recognized currently in earnings. The Company adopted SFAS 133 as of January 1, 2001 when it became effective. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates, the adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101") was issued. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 1, 2000, with an effective date of January 1, 2000, the Company adopted new guidelines for the treatment of revenues related to contract preparation, mobilization and demobilization of drilling units. The cumulative effect at January 1, 2000 and the impact on 2000 of the adoption of the new guidelines was not material to the consolidated financial position and results of operations of the Company.

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

(B)  BUSINESS COMBINATION

Effective December 1, 1998, a change in control of the Company occurred as a result of the merger of RBF Cliffs Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of R&B Falcon, with and into the Company (the "RBF Merger"). The RBF Merger was effected pursuant to an Agreement and Plan of Merger dated August 21, 1998 (the "Merger Agreement") among R&B Falcon, Merger Sub and the Company. The Company is now a wholly owned subsidiary of R&B Falcon.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     In connection with the RBF Merger, the Company recorded merger costs of $1,512,000 associated with waiver and release payments, in addition to incremental restricted stock amortization of $1,806,000 related to the accelerated vesting of restricted stock. These costs were reported as general and administrative expense in the Consolidated Statement of Operations in 1998.

     The RBF Merger was accounted for using the purchase method of accounting. Accordingly, an allocation of the purchase price was assigned to the assets and liabilities of the Company based on their estimated fair values. The purchase price adjustments were "pushed down" to the consolidated financial statements of the Company. The purchase price allocation to the Company consisted of an increase to property and equipment of $97,537,000 and an increase in the deferred tax liability of $34,138,000, which reflected the increase in the difference in the basis for tax and financial reporting purposes, of property and equipment. The excess of the purchase price over the estimated fair value of net assets acquired of $89,797,000 has been accounted for as goodwill. Goodwill has increased $19,068,000 since December 31, 1998 and represents revisions to estimates used in the initial purchase price allocation, primarily related to various contingencies, including an income tax contingency in 2000. Amortization of goodwill was $2,243,000 in 2000, $1,852,000 in 1999 and $150,000 in 1998.

     The accompanying Consolidated Statement of Operations includes the effects of the RBF Merger from December 1, 1998 to December 31, 1998. Unaudited pro forma consolidated operating results of the Company for the year ended December 31, 1998, assuming the RBF Merger was effective as of January 1, 1998, are summarized as follows (in thousands):


          Operating revenues                   $ 335,824
          Operating income                     $  90,608
          Net income                           $  46,389

     The pro forma information for the year ended December 31, 1998 includes adjustments for additional depreciation of $5,122,000 based on the fair market values of the drilling rigs and other property and equipment, goodwill amortization of $2,020,000 and a reduction in income taxes of $2,442,000. The pro forma information is not necessarily indicative of the results of operations had the RBF Merger occurred on the assumed dates or the results of operations for any future period.

(C)  PROPERTY AND EQUIPMENT ACQUISITIONS

     Effective September 30, 1999, Falcon Drilling de Venezuela, Inc. ("Falcon Venezuela"), a wholly owned subsidiary of R&B Falcon, was merged with the Company. The primary assets of Falcon Venezuela were three barge rigs located in Venezuela with a net book value of approximately $28,607,000. As the merger was between two wholly owned subsidiaries of R&B Falcon, the merger was accounted for similar to a pooling of interests. The financial results of Falcon Venezuela were combined with those of the Company for the period prior to September 30, 1999 from the time the entities were under common control. The 1998 information was not combined because the impact on the consolidated financial statements for the month ended December 31, 1998 was not material.

     In the second quarter of 2000, the Company purchased four jackup drilling rigs at fair market value from a wholly owned subsidiary of R&B Falcon for $71,000,000 in cash. However, for accounting purposes, such drilling units were recorded at their net book value of $47,522,000 and the Company recorded a deferred tax asset of $8,217,000 and a dividend of $15,261,000.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(D)  ACCRUED LIABILITIES

     The components of "Accrued liabilities" at December 31, 2000 and 1999 were as follows (in thousands):

                                            2000               1999
                                         -----------        ----------

          Expenses-general               $    76,606        $   54,461
          Income taxes                         1,192                 -
          Unemployment taxes                   1,480                 -
          Payroll                              2,299             5,732
          Interest expense                     2,666             2,700
                                         -----------        ----------

                                         $    84,243        $   62,893
                                         ===========        ==========


(E)  LONG-TERM OBLIGATIONS

     Long-term obligations at December 31, 2000 consists solely of 10.25% Senior Notes due 2003 (the "Senior Notes") in the aggregate principal amount of $199,672,000 and debt premium, net of amortization, of $1,593,000. In addition to the $150,000,000 of Senior Notes sold during 1996, the Company sold $50,000,000 of Senior Notes on August 7, 1997 at a premium of $3,875,000. Considering the premium, the effective interest rate on the $50,000,000 Senior Notes is 9.5%. Amount of amortized premium for each of the years ended December 31, 2000, 1999 and 1998 was $671,000. Interest on the Senior Notes is payable
semiannually on May 15 and November 15.   The Senior Notes are senior unsecured
obligations of the Company, ranking pari passu in right of payment with all senior indebtedness and senior to all subordinated indebtedness. The Senior Notes are unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured basis by the Company's principal subsidiaries (the "Subsidiary Guarantors"), and the Subsidiary Guarantees rank pari passu in right of payment with all senior indebtedness of the Subsidiary Guarantors and senior to all subordinated indebtedness of the Subsidiary Guarantors. The Subsidiary Guarantees may be released under certain circumstances. The Senior Notes and the Subsidiary Guarantees are effectively subordinated to all secured indebtedness. The Subsidiary Guarantees provide that each Subsidiary Guarantor will unconditionally guarantee, jointly and severally, the full and prompt performance of the Company's obligations under the indenture and the Senior Notes. Each Subsidiary Guarantor is 100% owned by the Company. R&B Falcon is not a guarantor of the Senior Notes.

     On or after May 15, 2000, the Senior Notes are redeemable at the option of the Company, in whole or in part, at a price of 105% of the principal amount if redeemed during the 12 months beginning May 15, 2000, at a price of 102.5% of the principal amount if redeemed during the 12 months beginning May 15, 2001, or at a price of 100% of the principal amount if redeemed after May 15, 2002, in each case together with interest accrued to the redemption date.

     The indenture under which the Senior Notes are issued imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects limit or prohibit, among other things, the ability of the Company to pay dividends, repurchase stock, make payments on subordinated indebtedness, make investments, incur additional indebtedness, make capital expenditures, create liens, sell assets, engage in transactions with affiliates and engage in merger, consolidation or reorganization transactions.

     The indenture also requires that the Company make an offer to purchase the Senior Notes at an amount equal to 101% of the principal amount of the notes upon the occurrence of certain events constituting a change of control. Upon consummation of the RBF Merger, the Company offered to purchase for cash all of the outstanding Senior Notes. On January 28, 1999, the Company purchased all of the $328,000 principal amount of Senior Notes tendered pursuant to this offer. Transocean's acquisition of R&B Falcon was also such an event, and a notice of change of control and offer to purchase has been delivered to the holders. See Note M.

                            CLIFFS DRILLING COMPANY
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

                                                                At December 31,
                                                      ---------------------------------
                                                           2000               1999
                                                      -------------       -------------
          Current assets                              $      10,943       $       9,677

          Noncurrent assets                                  90,399              75,584
              Total assets                            -------------       -------------
                                                      $     101,342       $      85,261
                                                      =============       =============

          Current liabilities                         $       3,228       $       2,046
          Noncurrent liabilities                             89,380              71,131
          Equity                                              8,734              12,084
              Total liabilities and equity            -------------       -------------
                                                      $     101,342       $      85,261
                                                      =============       =============

                                                        Year Ended December 31,
                                          --------------------------------------------------
                                              2000                1999              1998
                                          -------------      -------------      ------------
          Operating revenues              $      13,181      $      16,854      $     24,650
          Operating income (loss)         $      (2,305)     $       2,051      $      5,969
          Net income (loss)               $        (496)     $        (268)     $      3,593

     Effective May 31, 1998, three Subsidiary Guarantors were merged into the Company.

     The Senior Notes had a fair value of approximately $201,669,000 at December 31, 2000, or a 1.0% premium to carrying value, based upon the quoted market price of the debt.

(F)  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company leases office space, office equipment and other items under operating leases expiring at various dates during the next five years. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $2,094,000, $4,531,000 and $1,956,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 2000 for subsequent years are $324,000 for 2001, $92,000 for 2002, $29,000 for 2003 and $4,000 for 2004
and none thereafter.

     LITIGATION - As of March 1, 2001, approximately 11 former expatriate workers had filed labor claims in Venezuela against the Company for wrongful termination and/or failure to pay severance indemnity under local labor law. These lawsuits were filed individually and seek aggregate damages of approximately $8.0 million and/or reinstatement of employment. The Company disputes the allegations, intends to vigorously defend its interests and does not believe the ultimate liability, if any, resulting from these suits will have a material adverse effect on its consolidated financial position or results of operations.

     The Company is a defendant in Bryant, et al. v. R&B Falcon Drilling USA, Inc., et al., in the United States District Court for the Southern District of Texas, Galveston Division. R&B Falcon Drilling USA is a wholly owned

                           CLIFFS DRILLING COMPANY
                               AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


indirect subsidiary of R&B Falcon. In this suit, the plaintiffs allege that R&B Falcon Drilling USA, the Company and a number of other offshore drilling contractors with operations in the U.S. Gulf of Mexico have engaged in a conspiracy to depress wages and benefits paid to their offshore employees. The plaintiffs contend that this alleged conduct violates federal antitrust law and constitutes unfair trade practices and wrongful employment acts under state law. The plaintiffs seek treble damages, attorneys' fees and costs on behalf of themselves and an alleged class of offshore workers, along with an injunction against exchanging certain wage and benefit information with other offshore drilling contractors named as defendants. The plaintiffs contend that actual damages to the alleged class will exceed $5.0 billion. A hearing has been set for the second quarter of 2001 to determine if the matter should proceed as a class action. The Company vigorously denies the plaintiff's allegations and does not expect that the outcome of this matter will have a material adverse effect on its consolidated financial position or results of operations.

     On August 26, 1998, the Company received notice that a class action complaint against the Company and each member of the Board of Directors was filed by a stockholder, on behalf of all of the stockholders of the Company, on August 12, 1998 in the Court of Chancery of the State of Delaware. The complaint alleged that the directors of the Company did not act in accordance with their fiduciary duties to protect the interests of the stockholders in connection with the RBF Merger. The lawsuit was dismissed in February 2000 for lack of prosecution by the plaintiffs.

     In March 1997, an action was filed by Mobil Exploration and Producing U.S. Inc. and affiliates, St. Mary Land & Exploration Company and affiliates and Samuel Geary and Associates, Inc. against the Company, its underwriters and insurance broker in the 16th Judicial District Court of St. Mary Parish, Louisiana. The plaintiffs alleged damages amounting to in excess of $50.0 million in connection with the drilling of a turnkey well in 1995 and 1996. The case was tried before a jury in January and February 2000, and the jury returned a verdict of approximately $30.0 million in favor of the plaintiffs for excess drilling costs, loss of insurance proceeds, loss of hydrocarbons and interest. The Company has filed motions for a new trial and a judgment notwithstanding the verdict in contemplation of perfecting its appeal of such judgment. The Company believes that all but the portion of the verdict representing excess drilling costs of approximately $4.7 million is covered by relevant primary and excess liability insurance policies of the Company; however, the insurers and underwriters have denied coverage. The Company has instituted litigation against those insurers and underwriters to enforce its rights under the relevant policies. The Company does not expect that the ultimate outcome of this case will have a material adverse effect on its consolidated financial position or results of operations.

     The Company and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on its consolidated financial position or results of operations.

                           CLIFFS DRILLING COMPANY
                               AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(G)  INCOME TAXES

     The Company incurred an income tax benefit of $4,230,000 in 2000 and an income tax expense of $10,887,000 in 1999 and $26,545,000 in 1998. This represents an effective tax rate of 16%, 507% and 34% for the years 2000, 1999 and 1998, respectively. Current taxes consist of U.S. federal income taxes and taxes paid in foreign jurisdictions.

     Deferred income taxes result from those transactions which affect financial and taxable income in different years. The nature of these transactions and the income tax effect of each as of December 31, 2000 and 1999 were as follows (in thousands):

                                                      2000             1999
                                                  -----------      -----------
          Deferred tax liabilities:
              Depreciation                           $ 76,979         $ 71,462
                                                  -----------      -----------
          Total deferred tax liabilities               76,979           71,462
                                                  -----------      -----------

          Deferred tax assets:
              Tax benefit carryforwards               (54,031)         (36,981)
              Valuation allowance                      12,735           10,487
              Other                                    (9,090)          (1,918)
                                                  -----------      -----------
          Total deferred tax assets                   (50,386)         (28,412)
                                                  -----------      -----------
          Net deferred tax liability                 $ 26,593         $ 43,050
                                                  ===========      ===========

     The valuation allowance reflects the possible expiration of tax benefits (primarily foreign tax credit carry forwards) prior to their utilization because in the opinion of management it is more likely than not that some or all of the benefits will not be realized.

     The tax benefit of $214,000 associated with the exercise of non-qualified stock options during the year ended December 31, 1998 was reflected as a component of stockholder's equity prior to the RBF Merger.

     For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

                                                                   For the Year Ended December 31,
                                                         --------------------------------------------------
                                                              2000             1999              1998
                                                         ------------     ---------------     -------------
               Income (loss) before income taxes:
                           United States                     $(22,278)           $(50,325)          $14,099
                           Foreign                             (3,443)             52,473            63,535
                                                         ------------     ---------------     -------------
                                Total                        $(25,721)           $  2,148           $77,634
                                                         ============     ===============     =============

                           CLIFFS DRILLING COMPANY
                               AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

                                                                      For the Year Ended December 31,
                                                         ------------------------------------------------------
                                                               2000                1999                1998
                                                         --------------      --------------      --------------
                Current:
                   Federal                                 $          -        $          -             $12,109
                   Foreign                                        4,011              14,528               7,815
                   State                                              -                  30                   -
                                                         --------------      --------------      --------------
                     Total Current                                4,011              14,558              19,924
                                                         --------------      --------------      --------------
                Deferred:
                   Federal                                       (8,241)             (3,671)              6,994
                   Foreign                                            -                   -                (373)
                                                         --------------      --------------      --------------
                     Total Deferred                              (8,241)             (3,671)              6,621
                                                         --------------      --------------      --------------
                                                                $(4,230)            $10,887             $26,545
                                                         ==============      ==============      ==============

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                    For the Year Ended December 31,
                                                         -----------------------------------------------------
                                                               2000                1999               1998
                                                         --------------      --------------     --------------
           Tax at U.S. statutory rates                          $(8,959)            $   752            $27,172
           Merger costs deductible for tax purposes                   -                   -             (1,173)
           Other non-deductible items                               810                 674                228
           Foreign tax expense (net of federal
                  benefits)                                       2,248               9,461                  -
           Revisions to depreciable tax basis                     1,671                   -                  -
           Other, net                                                 -                   -                318
                                                         --------------      --------------     --------------
                  Income tax expense (benefit)                  $(4,230)            $10,887            $26,545
                                                         ==============      ==============     ==============

     The Company has net operating loss carryforwards ("NOL") totaling $98,394,000 as depicted in the following table (in thousands):

                         Year
           NOL            NOL          NOL
           Year         Expires       Amount
           ----         -------       ------
           1999          2019         $26,828
           2000          2020          71,566
                                      -------

           Total                      $98,394
                                      =======

(H)  EMPLOYEE BENEFIT PLANS

     SAVINGS PLAN - Effective April 1, 1999, the Company's defined contribution plan ("401(k) Plan") was merged into the R&B Falcon U.S. Savings Plan. Under the 401(k) Plan (prior to April 1, 1999), an employee who had reached age 18 and completed 90 days of service was eligible to participate in the plan through contributions that ranged in one percent multiples up to 16% of their base salary (subject to certain limitations). Through November 30, 1998, the Company contributed (or "matched") on behalf of each participant shares of common stock equal to 100% of the portion of each participant's contribution up to 6% of the participant's annual salary. Effective December 1, 1998, employer contributions were made in cash. Employee contributions were 100% vested and non-forfeitable. Employer contributions were subject to a graded vesting schedule, with participants becoming fully

                           CLIFFS DRILLING COMPANY
                               AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vested upon completion of five years employment service with the Company. Contributions to the 401(k) Plan by the Company were $475,000 and $1,160,000 for the years 1999 and 1998, respectively.

     STOCK PLANS - The Company had a 1988 Incentive Equity Plan and a 1998 Incentive Equity Plan under which stock options, stock appreciation rights, restricted stock and deferred stock awards of the Company's common stock were available for award to officers, directors and key employees. The Company's incentive equity plans were designed to attract and reward key executive personnel.

Stock Options

     Stock options granted pursuant to the 1988 and 1998 Incentive Equity Plans expire not more than 10 years from the date of grant and typically vested over three years, with 50% vesting after one year and 25% vesting in each of the succeeding two years. All of the options granted by the Company were granted at an option price equal to the fair market value of the common stock at the date of grant. All outstanding stock options vested on August 21, 1998, the date the Company signed the Merger Agreement, pursuant to change of control provisions in the related incentive equity plans and on December 1, 1998 all of the outstanding stock options were converted into R&B Falcon options.

     Changes in the number of outstanding options on the Company's common stock through December 31, 1998 are summarized as follows:

                                                                              Weighted
                                                             Number of         Average
                                                              Options           Price
                                                         ---------------   -------------
         Outstanding Options at December 31, 1997                334,050          $17.76
            Granted                                              312,000           50.50
            Exercised                                            (26,550)           7.90
            Canceled                                                (500)          14.00
            Converted into R&B Falcon options                   (619,000)          34.69
                                                         ---------------
         Outstanding Options at December 31, 1998                      -               -
                                                         ===============

Restricted Stock

     In 1997, a restricted stock award of 90,600 shares was awarded to the Company's officers and key employees. Restrictions on such awards lapsed with respect to either 33 1/3% of the entire award after one year and after each of the succeeding two years or 25% of the entire award after one year and after each of the succeeding three years. All restricted stock vested on August 21, 1998, the date the Company signed the Merger Agreement, pursuant to change of control provisions in the incentive equity plans. Expense related to amortization of restricted stock was $2,212,000 for the year 1998. Prior to August 21, 1998, deferred compensation expense relative to non-vested shares of restricted stock, measured by the fair market value of the stock on the date of grant, was amortized on a straight-line basis over the restriction period.

(I)  RIG MANAGEMENT AGREEMENT

     Effective April 1, 1999, the Company entered into a rig management agreement to lease 10 of its jackup drilling rigs operating in the U.S. Gulf of Mexico to R&B Falcon Drilling USA, Inc. ("RBF USA") (the "Management Agreement"). Based upon the terms of the Management Agreement, RBF USA managed these rigs for a fixed daily rate and earned 20% of the net profit and bore 20% of the net loss generated by each rig. The Company recognized the remaining 80% of the net profit or loss from each rig. The Company recognized revenues of $14,809,000 and operating expenses of $19,184,000 associated with the Management Agreement for the year ended December 31, 1999. The Management Agreement was terminated on December 31, 1999.

                           CLIFFS DRILLING COMPANY
                               AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(J)  EXECUTIVE TERMINATIONS

     Certain executive officers of the Company were terminated during the period from May to July of 1999 as a result of the RBF Merger. As a result of the termination of Mr. Douglas E. Swanson as President and Chief Executive Officer of the Company, the Company entered into a termination agreement and a non-competition agreement contract with Mr. Swanson. The related termination contract expense of $2,639,000 will be amortized over three years. Amortization for 2000 and 1999 amounted to $879,000 and $366,000, respectively, and is included in other, net per the Consolidated Statement of Operations.

(K)  SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenues

     Shallow Water - domestic and foreign drilling of oil and gas wells on a dayrate basis for major and independent oil and gas companies offshore, and domestic and foreign operation of mobile offshore production units on a dayrate basis for major and independent oil and gas companies.

     Inland Water - drilling of oil and gas wells on a dayrate basis for major and independent oil and gas companies in Lake Maracaibo, Venezuela.

     Engineering Services and Land Operations - domestic and foreign drilling of oil and gas wells on a turnkey basis for major and independent oil and gas companies on land, inland waters and offshore, foreign well engineering and management services, and foreign drilling of oil and gas wells on a dayrate basis for major and independent oil and gas companies on land.

     Oil and Gas - domestic exploration, development and production of hydrocarbon reserves.

                           CLIFFS DRILLING COMPANY
                               AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The following table sets forth financial information with respect to the Company on a business segment basis (in thousands).


                                              Operating            Operating            Segment
                                               Revenues          Income (Loss)          Assets
                                          ---------------      ---------------     ---------------
       December 31, 2000
        Shallow water                            $104,337             $ (7,614)           $475,141
        Inland water                                  900               (3,685)             25,829
        Engineering services and
              land operations                     221,731               22,352             148,790
        Oil and gas                                    56                   (1)                386
        Corporate                                       -              (18,664)            177,168
        Intersegment (1)                          (23,695)                   -                   -
                                          ---------------      ---------------     ---------------
         Consolidated                            $303,329             $ (7,612)           $827,314
                                          ===============      ===============     ===============

       December 31, 1999
        Shallow water                            $100,235             $(39,921)           $414,760
        Inland water                               22,133               19,011              27,541
        Engineering services and
               land operations                    242,284               67,131             162,120
        Oil and gas                                   172                 (401)                420
        Corporate                                       -              (24,695)            191,212
        Intersegment (1)                          (36,599)                   -                   -
                                          ---------------      ---------------     ---------------
         Consolidated                            $328,225             $ 21,125            $796,053
                                          ===============      ===============     ===============

       December 31, 1998
        Shallow water                            $174,821             $ 67,619            $417,682
        Engineering services and
               land operations                    188,691               41,700             171,523
        Oil and gas                                   272                 (215)                760
        Corporate                                       -              (13,108)            127,291
        Intersegment (1)                          (28,545)                   -                   -
                                          ---------------      ---------------     ---------------
         Consolidated                            $335,239             $ 95,996            $717,256
                                          ===============      ===============     ===============

_______________________________________
       (1) Intersegment consist of sales between the shallow water and engineering services and land operations business segments.

     In April 1998, the Company entered into a turnkey contract with PDVSA Exploration and Production ("PDVSA") to drill 60 turnkey wells in Venezuela. The drilling program commenced in March 1998 and the program was expected to extend over approximately three and one-half years and to utilize seven of the
Company's land drilling rigs.   However, during the first quarter of 1999, in
response to the downturn in the market and changes in both PDVSA's management and its operating policies, PDVSA and the Company renegotiated prices at reduced margins and in the fourth quarter of 1999, renegotiations were made at further reduced margins. By the end of the second quarter of 2000, the Company had completed 35 of the 60 wells. In February 2000, PDVSA cancelled the turnkey contract for the remaining 25 wells. The Company continues bidding on other dayrate contracts with PDVSA and other operators in Venezuela.

     The Company derived a significant amount of its operating revenues from a few customers in each of the three years in the period ended December 31, 2000. For the year ended December 31, 2000, revenues from PDVSA (and its predecessors), reported in the engineering services and land operations and inland water segments, accounted for

                           CLIFFS DRILLING COMPANY
                               AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


23% of the Company's total operating revenues and revenues from Newfield Exploration, reported in the engineering services and land operations segment, accounted for 10% of the Company's total operating revenues. For the years ended December 31, 1999 and 1998, revenues from PDVSA (and its predecessors) accounted for 53% and 33%, respectively, of the Company's total operating revenues. Such revenues were reported in the inland water and engineering services and land operations segments.

     The following table sets forth financial information with respect to the Company on a consolidated basis by geographical area (in thousands).

                                                                 Operating          Long - Lived
                                                                Revenues (a)           Assets
                                                               ---------------      ---------------
            December 31, 2000
              United States                                          $197,814             $244,870
              Venezuela                                                69,642              104,773
              Qatar                                                       891               44,369
              Trinidad                                                 12,657               98,452
              Other                                                    22,325               43,735
                                                              ---------------      ---------------
                Total                                                $303,329             $536,199
                                                              ===============      ===============

            December 31, 1999
              United States                                          $ 87,711             $218,764
              Venezuela                                               209,555              142,676
              Qatar                                                     8,125               47,457
              Trinidad                                                 16,682               72,000
              Other                                                     6,152               31,943
                                                              ---------------      ---------------
                Total                                                $328,225             $512,840
                                                              ===============      ===============

            December 31, 1998
              United States                                          $111,902             $237,727
              Venezuela                                               160,155              111,419
              Qatar                                                    28,156               57,570
              Trinidad                                                 23,792               66,306
              Other                                                    11,234               32,819
                                                              ---------------      ---------------
                Total                                                $335,239             $505,841
                                                              ===============      ===============

_______________________________________
     (a) Operating revenues are attributed to countries based on the location of the drilling operations.

                            CLIFFS DRILLING COMPANY
                                AND SUBSIDARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(L)  QUARTERLY FINANCIAL DATA (unaudited)

     Summarized quarterly financial data for the two years ended December 31, 2000, are as follows:

                                                                                 Quarter
                                                 -------------------------------------------------------------------------
                                                  First           Second          Third         Fourth              Total
                                                  ------------------------------------------------------------------------
                                                      (in thousands)
2000 (1):
Operating revenues                                $75,830        $47,632         $87,900      $ 91,967            $303,329
Operating income (loss)                            (2,857)        (6,489)         10,284        (8,550)             (7,612)
Net income (loss)                                  (6,521)        (5,686)          1,757       (11,041)            (21,491)

1999 (2):
Operating revenues                                $84,470        $87,768         $68,128      $ 87,859            $328,225
Operating income (loss)                            15,937          9,014           2,955        (6,781)             21,125
Net income (loss)                                   7,586          3,312             129       (19,766)             (8,739)

_______________________________________
        (1) The amounts have been restated to reflect the adoption of SAB 101. See Note A.

        (2) The first, second and third quarters of 1999 have been restated to include the accounts of Falcon Venezuela which merged with the Company effective September 30, 1999. See Note A.


(M)  SUBSEQUENT EVENTS (unaudited)

     Two turnkey wells initiated by the Company during the fourth quarter of 2000 encountered downhole problems and the Company took a charge against earnings of $5,000,000 in the fourth quarter relating to estimated losses on these wells. Subsequent to December 31, 2000, the Company encountered additional downhole problems with these wells and three additional wells, and the Company expects to take a charge, currently estimated at $4,390,000, against earnings in the first quarter of 2001.

     Subsequent to the TSF Merger, Transocean's management informed the Company of its intent to sell its land and barge drilling business in Venezuela consisting of 11 wholly owned and two partially owned land rigs and three lake barges. The Company is in discussions with possible buyers and expects to close the sale in the second quarter of 2001, provided it is able to realize an acceptable purchase price. Management is soliciting offers which include some or all of the assets in Venezuela and is unable to predict the final outcome. The Company could incur a pre-tax loss in the range of $20,000,000 to $35,000,000 on the sale.

     Subsequent to the TSF Merger, Transocean's management decided that the Company will no longer accept turnkey contracts but will complete turnkey contracts to which it is committed. The Company expects to fulfill all turnkey commitments by the end of the second quarter of 2001. Subsequent to the completion of existing turnkey commitments, the Company expects to incur administrative wind-down costs of approximately $1,000,000.

     Transocean's acquisition of R&B Falcon constituted a "change of control" of the Company, as defined in the indenture for the Senior Notes. Pursuant to the indenture, the Company has caused a notice of change of control and offer to purchase to be delivered to the holders. As a result, the Company could incur an extraordinary charge in the second quarter of 2001 up to $2,606,000 relating to the premium to be paid and the write-off of the unamortized premium and debt issuance costs. Transocean has agreed to provide the Company with sufficient funds to pay for all securities purchased pursuant to the offer.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Consistent with the Company's Form 8-K filed February 14, 2001, the Company has elected Ernst & Young as its independent accountants for the year ended December 31, 2001.

                                   PART III

     Under the reduction disclosure format permitted by General Instruction I(2)(c) of Form 10-K, the information otherwise required by Part III of Form 10-K has been omitted.

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

    (a)  Financial Statements and Exhibits

         1.  Financial Statements:

             Reports of Independent Public Accountants
             Consolidated Balance Sheet as of December 31, 2000 and 1999 Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998 Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998 Consolidated Statement of Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998

             Notes to Consolidated Financial Statements

         2.  Exhibits

2.1     --   Stock Purchase Agreement dated as of December 6, 1996 by and among
             Delavney-Gestao E Consultadoria LDA., Construtora Andrade Gutierrez
             S.A., Andrade Gutierrez Perfuracao LTDA., Driltech Inc. and the
             Company (incorporated by reference to Exhibit 2.3 to the Company's
             Form 10-K for the year ended December 31, 1996).

2.1.1   --   Amendment No. 1 dated as of January 24, 1997 to Stock Purchase
             Agreement dated as of December 6, 1996 by and among Delavney-Gestao
             E Consultadoria LDA., Construtora Andrade Gutierrez S.A., Andrade
             Gutierrez Perfuracao LTDA., Driltech Inc. and the Company
             (incorporated by reference to Exhibit 2.3.1 to the Company's Form
             10-K for the year ended December 31, 1996).

2.1.2   --   Amendment No. 2 dated as of April 24, 1997 to Stock Purchase
             Agreement dated as of December 6, 1996 by and among Delavney-Gestao
             E Consultadoria LDA., Construtora Andrade Gutierrez S.A., Andrade
             Gutierrez Perfuracao LTDA., Driltech Inc. and the Company
             (incorporated by reference to Exhibit 2.3.2 to the Company's Form
             10-Q for the quarter ended March 31, 1997).

2.2     --   Asset Purchase Agreement dated as of December 29, 1997 by and among Cliffs Drilling Trinidad Offshore Limited, Well Services
             (Marine) Ltd., Charles A. Brash and Philip A. Pollonais
             (incorporated by reference to Exhibit 2.4 to the Company's Form 8-K dated December 29, 1997).

2.3     --   Agreement and Plan of Merger dated as of August 21, 1998, among
             R&B Falcon Corporation, RBF Cliffs Acquisition Corp. and Cliffs
             Drilling Company (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated August 20, 1998).

3.1     --   Certificate of Merger merging RBF Cliffs Acquisition Corp. with and into Cliffs Drilling Company effective December 1, 1998, filed
             November 25, 1998 (incorporated by reference from Exhibit 3.1.1 to the Company's Form 10-K for the year ended December 31, 1998).

3.2     --   Amended and Restated Certificate of Incorporation of Cliffs
             Drilling Company filed February 5, 1999 (incorporated by reference to Exhibit 3.1.2 to the Company's Form 10-K for the year ended
             December 31, 1998).

3.3     --   By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No.
             33-23508, filed August 4, 1988).

4.1     --   Indenture dated as of May 15, 1996 among the Company, as issuer,
             Cliffs Drilling Asset Acquisition Company, Cliffs Drilling Merger
             Company, Cliffs Drilling International, Inc. and Cliffs Oil and Gas
             Company, as subsidiary guarantors, and Fleet National Bank, predecessor of State Street Bank and Trust Company, as trustee, including a Form of the Company's 10.25% Senior Notes due 2003
             (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated May 23, 1996).

4.1.1   --   First Supplemental Indenture dated as of July 11, 1996 among the
             Company, as issuer, Southwestern Offshore Corporation (f/k/a Cliffs
             Drilling Asset Acquisition Company), Cliffs Drilling Merger
             Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
             Company and DRL, Inc., as subsidiary guarantors, and Fleet National
             Bank, predecessor of State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.3.1 to the Company's Registration Statement on Form S-4, Registration No.
             333-08273, filed July 17, 1996).

4.1.2   --   Second Supplemental Indenture dated as of January 24, 1997 among
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

4.1.3   --   Third Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a
             Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger
             Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
             Company, DRL, Inc., Cliffs Drilling Trinidad Limited and West
             Indies Drilling Joint Venture, as subsidiary guarantors, and State
             Street Bank and Trust Company, successor to Fleet National Bank, as trustee (incorporated by reference to Exhibit 4.3.3 to the Company's Registration Statement on Form S-4, Registration No.
             333-36325, filed September 24, 1997).

4.1.4   --   Fourth Supplemental Indenture dated as of March 2, 1998 among the Company, as issuer, Southwestern Offshore Corporation (f/k/a
             Cliffs Drilling Asset Acquisition Company), Cliffs Drilling Merger
             Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
             Company, DRL, Inc., Cliffs Drilling Trinidad Limited, West Indies
             Drilling Joint Venture, Cliffs Drilling (Barbados) Holdings ESRL,
             Cliffs Drilling (Barbados) SRL and Cliffs Drilling Trinidad
             Offshore Limited, as subsidiary guarantors, and State Street Bank and Trust Company, successor to Fleet National Bank, as trustee
             (incorporated by reference to Exhibit 4.3.4 to the Company's Form
             10-K for the year ended December 31, 1997).

4.2     --   Indenture dated as of August 7, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs Drilling Merger
             Company, Cliffs Drilling International, Inc., Cliffs Oil and Gas
             Company and DRL, Inc., as subsidiary guarantors, and State Street
             Bank and Trust Company, as trustee, including a form of the Company's 10.25% Senior Notes due 2003 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4,
             Registration No. 333-36325, filed September 24, 1997).

4.2.1   --   First Supplemental Indenture dated as of August 29, 1997 among the Company, as issuer, Southwestern Offshore Corporation, Cliffs
             Drilling Merger Company, Cliffs Drilling International, Inc.,
             Cliffs Oil and Gas Company, DRL, Inc., Cliffs Drilling Trinidad
             Limited and the West Indies Drilling Joint Venture, as subsidiary guarantors, and State Street Bank and Trust Company, as trustee, (incorporated by reference to Exhibit 4.4.1 to the Company's
             Registration Statement on Form S-4, Registration No. 333-36325, filed September 24, 1997).

4.2.2   --   Second Supplemental Indenture dated as of March 2, 1998 among
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

10.6    --   Exploration and Development Agreement dated as of May 25, 1988 among the Company, Mosbacher Offshore, Inc. and Cliffs Oil and Gas
             Company (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No.
             33-23508, filed under the Securities Act).

10.6.1  --   Letter Agreement dated February 15, 1991 extending Exploration and Development Agreement (incorporated by reference to Exhibit
             10.13.1 to the Company's Form 10-K for the year ended December 31,
             1990).

10.9    --   Joint Venture Agreement dated as of April 18, 1996 between Well
             Services (Marine) Limited and Viking Trinidad Limited, as Partners, and Well Services (Marine) Limited, as Operator, establishing the
             West Indies Drilling Joint Venture (incorporated by reference to
             Exhibit 99.1 to the Company's Form 8-K dated May 23, 1996).

10.9.1  --   First Amendment dated effective as of April 1, 1996 to Joint
             Venture Agreement between Well Services (Marine) Limited and Viking
             Trinidad Limited, as Partners, and Well Services (Marine) Limited, as Operator (incorporated by reference to Exhibit 99.1.1 to the Company's Form 8-K dated May 23, 1996).

10.9.2  --   Purchase and Sale and Joint Venture Amendment Agreement dated as of July 23, 1997 by and between Well Services (Marine) Limited and
             Cliffs Drilling Trinidad Limited (f/k/a Viking Trinidad Limited)
             (incorporated by reference to Exhibit 10.20.2 to the Company's Form
             10-K for the year ended December 31, 1997).

21      --   Schedule of Subsidiaries of the Company (not included as permitted by General Instruction  I(2)(b) of Form 10-K).

23.1    --   Consent of Ernst & Young LLP

(b)  Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the three months ended December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

                                      CLIFFS DRILLING COMPANY


                                      By:  /s/ W. DENNIS HEAGNEY
                                           ------------------------------
                                           W. Dennis Heagney
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2001.

By:            /s/ W. DENNIS HEAGNEY
   --------------------------------------------------
                   W. Dennis Heagney
                       President
             (Principal Executive Officer)




By:             /s/ ROBERT L. LONG
   --------------------------------------------------
                    Robert L. Long
              Director and Vice President
     (Principal Accounting and Financial Officer)




By:               /s/ JON C. COLE
   --------------------------------------------------
                      Jon C. Cole
              Director and Vice President


By:             /s/ ERIC B. BROWN
   --------------------------------------------------
                    Eric B. Brown
        Director, Vice President and Secretary